Form 10-Q
period 1996-03-31
DATA SYSTEMS NETWORK CORP
filed 1996-05-15
CIK 926849

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended            March 31, 1996

Commission file Number     1-13424

                   Data Systems Network Corporation


        Michigan                   38-92649874
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

34705 W. 12 Mile Rd., Suite 300               48331
Farmington Hills, Michigan
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(810)489-7117

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value -  2,715,000  shares as of
April 30, 1996


                 PART I. - FINANCIAL INFORMATION

 Item 1.  Financial statements.

               DATA SYSTEMS NETWORK CORPORATION

                   STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS

                ENDED MARCH 31, 1996 AND 1995
                           (Unaudited)



                            Three months ended
                               March 31
                            __________________
                              1996         1995
                             _________     __________
Net sales                    $4,246,349    $6,605,314
Service revenue                 767,515       470,686
                             ----------    ----------
Total revenues                5,013,864     7,076,000

Cost of sales                 3,728,824     5,739,248
Cost of service revenues        233,800       317,299
                             ----------     ---------
Total cost of revenues        3,962,624     6,057,547

Gross Profit                  1,051,240     1,018,453

Selling expenses                473,148       484,124
General and administrative
  expenses                      404,357       256,029
                             ----------     ---------
Total operating expenses        877,505       740,152

Income from operations          173,735       279,300

Other income(expenses)
Interest expense                (92,378)      (91,046)
Interest income                  85,200        43,594
                              ----------     ---------
Net income before minority
  interest in subsidiary        166,557       231,848

Less minority interest
  in subsidiary                 (53,027)
                              ----------      ---------
Net income                      113,530       231,848

                        Three Months Ended March 31,
                         1996                       1995
                         ------------------------   -----------------------
                         Primary    Fully Diluted   Primary    Fully Diluted
Earnings per commmon
  shares:                $0.04      $0.04           $0.08      $0.09
Weighted number of
  shares outstanding:    2,589,903  2,889,903       2,670,000  2,970,000


See Accompanying Notes to Financial Statements

                         DATA SYSTEMS NETWORK CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                      March 31, 1996      December 31, 1995
                                      ______________      ______________
                                        (unaudited)
ASSETS
Current Assets
  Cash and cash equivalents           $3,249,788          $3,171,544
  Accounts receivable (net of
    allowance of $61,088 and
    $67,086 March 31, 1996 and
    December 31, 1995, respectively)   4,788,864           5,249,771
  Notes Receivable                       412,409             692,387
  Inventories,net                      1,008,154             992,922
  Other current assets                   196,813             294,296
                                      ---------------     --------------
 Total Current Assets                  9,656,028           10,400,860

 Service Parts, net                    1,114,744            1,169,781
 Property and Equipment, net             593,877              297,029
 Other Assets                             74,247               70,743
 Goodwill, net (note 3)                  999,350
                                      ----------------    --------------
TOTAL ASSETS                         $12,432,246          $11,938,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
  Bank line of credit(Note 2)         $3,910,912         $3,956,000
  Current portion of long-term debt      130,322            213,039
  Accounts payable(Note 4)             3,431,327          3,449,520
  Accrued liabilities                    538,495            514,693
  Deferred maintenance revenues          396,995            228,060
                                      ----------         ----------
Total Current Liabilities             $8,408,051         $8,361,312

Long Term Debt,less current portion      380,537            100,000

Minority Interest In Subsidiary           53,027

Stockholders' Equity
  Preferred stock
  Common stock par value $0.01 per share
   Authorized 10,000,000 shares
   Issued and outstanding - 2,715,000
   shares at March 31, 1996 and
   December 31, 1995.                      27,150            27,150
  Additional paid-in capital            6,385,047         6,385,047
 Accumulated deficit                   (2,821,566)       (2,935,096)
                                       -----------       -----------
Total Stockholders' Equity             $3,590,631        $3,477,101

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $12,432,246       $11,938,413

See Accompanying Notes to Financial Statements


                        DATA SYSTEMS NETWORK CORPORATION

                           STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)


                                        1996               1995

Cash Flow From Operating Activities:
 Income From Operations               $113,530            $231,848
                                      _______            _______


Adjustments To Reconcile Net
 Income to Net Cash Provided by
 Operating Activities
  Depreciation and amortization         90,351            85,694
  Provision for doubtful receivables    21,121             2,925
  Provision for inventory obsolesence    8,331             4,313
  Asset contributions received                           (80,000)
 Changes in assets & liabilities
  Accounts and notes receivable        439,786          (874,105)
  Investment in affiliate              279,978
  Inventories                          (23,563)         (857,682)
  Other current assets                  90,423           (34,917)
  Service parts                         (5,019)           14,150
  Other assets                          (3,504)          (11,312)
  Accounts payable                     (18,193)        1,774,884
  Accrued liabilities                  123,802           (98,890)
  Deferred maintenance revenues        168,935            13,798
                                      _______            _______
Net Cash generated by
  operating activities                $1,285,978        $170,716
                                      _______            _______

Cash Flow From Investing Activities:
  Acquisition of property, plant &
    equipment                         $(54,012)          $(32,736)
  Purchase of subsidiary, net
    of cash acquired                 $(1,025,917)
                                     -----------         --------
Net Cash used in Investing
  Activities                         $(1,079,929)        $(32,736)

Cash Flow From Financing Activities:
  Net repayments under bank line
    of credit                          $(45,088)          $(9,407)
  Payment of principal on long-
    term debt                           (82,717)          (39,447)
                                      _______            _______
Net Cash used by
  Financing Activities                $(127,805)         $(48,854)
                                      _______            _______
Net increase in cash                     78,244            89,116
Cash at Beginning of Year             $3,171,544       $3,196,038
                                      _______            _______
Cash at End of Period                 $3,249,788       $3,285,154

See Accompanying Notes to Financial Statements

[FN]
                        DATA SYSTEMS NETWORK CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                              March 31, 1996


Note 1. Basis of Presentation

     The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's audited financial statements and Notes contained in the Company's Form 10-K for the year ended December 31, 1995. The condensed consolidated financial statements include all adjustments, consisting of normal reocurring adjustments, necessary for a fair presentation of results of of operations for the periods presented. The results of such interim periods are not necessarily indicative of the results of operations for the full year. The consolidated financial statements include the financial statements of Data Systems Network Corporation and the majority-owned subsidiary Unified Network Services. All significant intercompany balances and transactions have been eliminated in consolidation.

[FN]
Note 2. Bank line

    The Company has a bank line of credit of $7.5 million bearing interest at .75% over the bank's prime rate (effective rate of 9% at March 31, 1996). The current agreement extends until February 1, 1997 and can be terminated at any time by the Company or the bank. Borrowings under the line of credit are due on demand. Borrowing limits are determined based on a collateral formula which includes 85% of qualified trade receivables less than 90 days old and 25% of eligible inventory and spare parts. The line is collateralized by substantially all of the Company's assets. The line of credit agreement contains certain covenants requiring the Company's receivables to be genuine and free of all other encumbrances and requiring the Company's inventory financed under the term agreement to be kept at designated locations and free from all other encumbrances. Subsequent to July 28, 1995, the inventory covenants are restricted to apply solely to the inventory financed through this agreement, exclusive of any and all inventories financed under the IBM Credit Corporation Agreement (see Note 4).

[FN]
Note 3.  Acquisitions

     On February 22, 1996, the Company purchaseed 70% (or 7,000 shares) of Unified Network Services, Inc. for $7,000. As of March 31, 1996, the Company's balance sheet and results of operations are consolidated, with appropriate adjustments to reflect intercompany transactions and minority interest. The acquisition of UNS was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to approximately $999,000, which is being accounted for as goodwill and is being amnortized over 20 years using a straight-line method. This allocation was based on preliminary estimates and may be revised at a later date.

[FN]

Note 4.  Credit Line

     On July 28, 1995, the Company entered into a secured finance agreement with IBM Credit Corporation. For the period ending March 31, 1996, the current agreement extends a maximum of $1,250,000 in secured funds to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. To secure payment of all current debt under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for interest-free financing if paid within thirty days of invoicing. The agreement also provides for a variable discount option, ranging from .5% to 1.0% off of the invoice ,if paid within fifteen days. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation.

                  DATA SYSTEMS NETWORK CORPORATION
                     MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                          March 31, 1996

Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of financial condition and results of operations of the Company shoud be read in conjunction with the Company's financial statements and notes thereto included under Item 1. Financial Statements.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995.

     Revenues. Total revenues decreased 29.6% to $5 million for the three months ended March 31, 1996 from $7.1 million for the same period in 1995. This decrease was attributable to the 35.7% decrease in net sales, whcih resulted primarily from the Company's intensified focus on larger projects with longer sales cycles, and substantially longer sales lead time and gross profit increased to 21.8% of of total revenue from 14.4% for the same period in 1995. After the February 22, 1996 acquisition of 70% of the outstanding common stock of Unified Network Services ("UNS"), the operations of UNS also contributed to the overall increase in gross profit through the addition of higher margin network management product and service revenue. Returns and allowances increased in both dollars and percentage of sales for the three months period in 1996 compared with the same period in 1995, primarily due to two projects that required product exchanges to accomodate customer configuration modifications. Product returns increased slightly to $186,899 or 3.7% of total revenues in the three month period in 1995 from $173,096 or 2.4% of total revenues for the same period in 1995.

     Service revenues increased $297,000 to 15.3% of total revenues in the three month period ended March 31, 1996 from 6.7% in the corresponding period of 1995. A significant percentage of the service revenue increase resulted from the sale of project design and installation service generated from both DSNC and UNS. To a lesser extent, the completion of services related to 1995 hardware sales contracts contributed to the overall increase.

     Cost of Revenues. The cost of revenues decreased to 79% of total revenues for the three month period ended March 31, 1996 from 85.6% for the same period in 1995. The cost of service revenue decreased to 30.5% of service revenues for the three month period ended March 31, 1996 from 67.4% for the same period in 1995, due primarily to the Company's first quarter success at managing the service revenue growth towards a mix of more profitable installation, training and design offerings. The cost of sales decreased to 87.8% of net sales for the three month period ended
March 31, 1996 compared to 95.2% for the same period in 1995. The Company attributes this decrease both to the shift towards the sale of advanced technology products and to the implementation of the 1996 sales compensation plan that encourages increased product and service gross margins, in lieu of increased sales volume. As a result of the improvements in cost of revenues, the integration of UNS' focus on network management systems, and DSNC's network engineering and installation expertise, the Company is establishing a stong position in the rapidly growing area of remote monitoring systems.

     Operating Expenses. Selling, general and administrative expense increased $141,623 to 17.6% of total revenue for the three month period ended March 31, 1996 compared to 4.8% of total revenue for the same period in 1995. The increase was primarily attributable to both one time and ongoing costs associated with the addition of UNS and to a lesser degree, to the costs associated with ongoing design and initialization phases of the Company's enhanced internal dispatch, financial and distribution system. The Company expects to install this system during the current fiscal year which is expected to significantly improve its service dispatch and sales tracking capabilities. The Company believes this implementation is a necessary enhancement to its infrastructure to support its organizational growth goals, to increase the quality of its customer service response time and to offer a more efficient utilization of its technical resources.

     Other (Expense) Income. Interest expense remained stable for the three months ended March 31, 1996 compared to the same period in 1995. Interest income increased by $41,606 for the three months ended March 31, 1996 as a result of short term investments of a portion of the public offering proceeds and interest earned on the Company's 1995 UNS note receivable.

Financial Condition

     The Company finances its business primarily through funds generated internally through operations, trade credit, and advances under its $7.5 million line of credit with NBD Bank N.A. (the "Bank"). The line of credit is secured by substantially all of the Company's assets, bears interest at .75% over the Bank's prime rate (effective rate of 9% at March 31, 1996) and is due on demand of the Bank. Borrowing under the line of credit is limited by a formula determined from time to time by the Bank and currently is calculated as the sum of 85% of qualified receivables less than 90 days old and 25% of eligible inventory and spare parts, as designated by the Bank. The formula permitted total borrowings of up to $4,203,611 as of March 31, 1996 with $3,910,912 outstanding. The Company believes that the current permitted borrowing forumula which increases borrowing availability as the Company's sales growth generates new accounts receivable, will support the continued growth of the Company. The term of the current agreement extends to February 1, 1997, is renewable annually and can be terminated at any time by the Company or the Bank.

     The secured financing agreement with IBM Credit Corporation continues to offer thirty day interest free financing on certain products (Note 4) purchased by the Company for resale. As of March 31, 1996, IBM Credit Corporation purchase transactions accounted for $193,465 of the total accounts payable balance.

     On February 22, 1996, the Company exercised its option to purchase 7,000 shares of common stock of UNS which represents 70% of the issued and outstanding common stock of UNS on a fully diluted basis, for a nominal cash consideration. The UNS acquisition had a net negative effect on cash flow of $1,025,917 as a result of UNS' negative net worth. The agreeent also requires the Company to make an additional loan to UNS in an amount not exceeding a total loan outstanding of $500,000 at any one time.

     The Company had a positive net cash flow of $78,244, primarily resulting from a decrease in trade and notes receivable, offset by the effect of the purchase of UNS. Working capital as of March 31, 1996 was $1.35 million.

     The Company believes that the combination of present cash balances, future operating cash flows, and credit facilities will be adequte to fund the Company's internal growth and current short and long term cash flow requirements. Future trends for revenue and profitibility continue to be difficult to predict. The foregoing statement is a "forward looking statement" within the meaning of the Securities and Exchange act of 1934 and is subject to a number of risks and uncertainties. These include general business conditions, the Company's ability to keep pace with technology changes and the associated capital requirements, and the success of the Company's strategy to shift its revenue mix away from product sales towards service revenue.

                   PART II - OTHER INFORMATION

Item #1 Legal Proceedings

        None

Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 10.16(h) Shareholder Agreement dated February 22, 1996 among DSNC and Unified Network Services
           Exhibit 10.16(i) Stock Purchase Agreement dated February 22, 1996 among DSNC and Unified Network Services
           Exhibit 11.       Computation of Earnings per share
           Exhibit 27.       Financial Data Schedule


        B. Reports on Form 8-K

           None filed

                        DATA SYSTEMS NETWORK CORPORATION

                                 SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Data Systems Network Corporation
                                   Registrant


May 14, 1996                       Julie A. Vitale-Johnston
Date                               Julie A. Vitale-Johnston
                                   Controller and Principal Accounting Officer


May 14, 1996                       Michael W. Grieves
Date                               Michael W. Grieves
                                   President and Chief Executive Officer