Form 10-Q
period 1996-06-30
DATA SYSTEMS NETWORK CORP
filed 1996-08-15
CIK 926849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           June 30, 1996

Commission file Number     1-13424

Data Systems Network Corporation

        Michigan                   					38-2649874
(State or other jurisdiction of   					 (I.R.S. Employer
incorporation or organization)  					   Identification No.)

34705 W. 12 Mile Rd., Suite 300               				48331
Farmington Hills, Michigan
(Address of principal executive offices   				   (Zip Code)

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

YES [X]        NO [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

YES [X]        NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.01 Par Value -  2,715,000  shares as of   June 31, 1996

Selected Financial Data
                         DATA SYSTEMS NETWORK CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                              (Unaudited)
               	Three months ended June 30,	Six months ended June 30,

                     	   1996	         1995     		1996        1995
Net product sales $5,554,100    $6,401,025	       $9,800,449 	$13,006,339
Service revenue      744,474       647,818         1,511,989    1,118,504
                   ---------   -----------		      ----------    ---------
Total revenues      6,298,574     7,048,843		     11,312,438	  14,124,843

Cost of sales       4,945,583     5,736,550        8,661,808  	11,475,798
Cost of service       327,886       329,794          561,686      647,093
                 	  ----------    --------- 	      ----------   ---------
Total cost of
  revenues          5,273,469     6,066,344         9,236,093	  12,122,891
Gross profit        1,025,105       982,499         	2,076,345   2,001,952

Selling expenses      561,593       508,312	         1,034,741	    992,436
General and
 administrative       449,448       234,678 	          853,805     490,707
 expenses      	    ----------    --------- 	        ---------  ---------

Total operating
  expenses          1,011,041      742,990	        	 1,888,546	  1,483,143
Income from
  operations           14,064      239,509             187,799     518,809

Other income(expenses)
Interest expense     (102,427)     (99,582)           (194,805)	  (190,628)
Interest income        50,716       45,998             135,916      89,592
                   	  ----------     --------- 	    ---------    ---------
Net income before minority
 interest in subsidiary57,001       185,925	          223,558      417,773

Minority interest in subsidiary
 (income)/loss         11,880		                   	   (41,147)
                     --------      ---------	       ---------     ----------
Net income           	 68,881        185,925	         182,411       417,773
	                      ======        ======	          ========   	========
		                         Three Months Ended June 30,
	    		                    1996                     1995
                           	--------------------------
                      	Primary       Fully         Primary         Fully
                               		   Diluted                       Diluted
Earnings per common
shares:                 $0.03         $0.03           $0.07        $0.06
Weighted number of
shares outstanding:    2,560,281    2,860,281         2,670,000   2,970,000


                           Six Months Ended June 30,
                          1996                       1995
                          --------------------------------
                    Primary         Fully        Primary       Fully
                                   Diluted                    Diluted
Earnings per common
shares:                $0.07         $0.06         $0.16        $0.14
Weighted number of
shares outstanding: 2,560,281      2,860,281     2,670,000     2,970,000

See Accompanying Notes to Financial Statements

                        DATA SYSTEMS NETWORK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
  				    AS OF

                                			June 30, 1996      	December 31, 1995
                                 			______________     	 ______________
		                                             (unaudited)

                               ASSETS
Current Assets
Cash and cash equivalents           		$2,466,481          	$3,171,544
Accounts receivable (net of
allowance of $70,512 and
$67,086 at June 30, 1996 and
    December 31, 1995, respectively) 	 4,613,823           	5,249,771
  Notes Receivable    	                  548,693              692,387
  Inventories,net                    	   970,875              992,922
  Other current assets                   348,750              294,296
                                     --------------    		 --------------
 Total Current Assets                  8,948,622           10,400,860

 Service Parts, net                		  1,020,793            1,169,781
 Property and Equipment, net       		    769,392              297,029
 Other Assets                             74,997               70,743
 Goodwill, net (note 3)                  999,078
                   				         ----------------          --------------
TOTAL ASSETS                      		 $11,812,882           $11,938,413

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank line of credit(Note 2)         $4,050,257            $3,956,000
  Current portion of long-term debt       97,639               213,039
  Accounts payable(Note 4)             2,911,733             3,449,520
  Accrued liabilities                    315,847               514,693
  Deferred maintenance revenues          355,143               228,060
                                      ----------            ----------
Total Current Liabilities             $7,730,619            $8,361,312

Long Term Debt, less current portion     381,604               100,000

Minority Interest In Subsidiary          (41,147)

                             Stockholders' Equity
Preferred stock
Common stock par value $0.01 per share
Authorized 10,000,000 shares
Issued and outstanding - 2,715,000
shares                                       27,150                  27,150
  Additional paid-in capital              6,385,047               6,385,047
 Accumulated deficit              		     (2,752,685)             (2,935,096)
                                        -----------             -----------
Total Stockholders' Equity               $3,659,511               $3,477,101
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $11,812,882              $11,938,413

See Notes to Interim Consolidated Financial Statements


                     DATA SYSTEMS NETWORK CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX  MONTHS ENDED JUNE 30, 1996 AND 1995

                          		             	1996               		1995
					                                            (Unaudited)
Cash Flow From Operating Activities:
Income From Operations                   $182,411             $417,773
 Adjustments To Reconcile Net
Income to Net Cash Provided by
  Minority interest in subsidiary          41,147
  Depreciation and amortization           189,188              168,382
  Provision for doubtful receivables  	    30,545              (18,079)
  Provision for inventory obsolescence     16,881               38,044
Changes in assets and liabilities, net of effects
  From purchase of majority interest in subsidiary
  Accounts  receivable                 		  605,683             116,314
  Notes receivable              			       (461,384)
Inventories                         			      5,169              13,870
  Other current assets               			  (47,514)            (166,721)
  Service parts                       			  148,986          	  131,053
  Other assets                              (3,460)           (162,304)
  Accounts payable                        (802,650)            737,918
  Accrued liabilities                		   (223,652)           (127,079)
  Deferred maintenance revenues       		   (23,483)              7,101
 Net Cash provided by (used in)
operating activities                		  $ (342,133)         $1,256,272

Cash Flow From Investing Activities:
Acquisition of property,
  plant & equipment		                  $(516,391)            $(244,459)
Purchase of capital stock of subsidiary
                                         $(7,000)

Net Cash used in Investing Activities  $(523,391)            $(244,459)

Cash Flow From Financing Activities:
Net repayments under bank line of credit $94,257             $(495,575)
Payment of principal on long-term debt	 (115,440)             (441,055)
Increase in long-term debt               181,605
 Net Cash used by financing activities  $160,462             $(936,630)
Net decrease in cash           		      	(705,063)       	       75,183
Cash at beginning of period           $3,171,544            $3,196,038
   Cash at end of period 		           $2,466,481            $3,271,221

Supplemental Schedule of Noncash Investing and Financing Activities

The Company purchased common stock of UNS for $7,000. In conjunction with the acquisition,liabilities were assumed as follows:

Fair value of assets acquired	              $204,745
Goodwill acquired                           $999,078
Cash Paid for Capital Stock                  $(7,000)
Liabilities Assumed                       $1,196,823

See Accompanying Notes to Financial Statements

                     DATA SYSTEMS NETWORK CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 1996


Note 1. Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's audited financial statements and Notes contained in the Company's Form 10-K for the year ended December 31, 1995.
The condensed consolidated financial statements include all adjustments, consisting of normal reccurring adjustments, necessary for a fair presentation of results of operations for the periods presented. The results of such interim periods are not necessarily indicative of the results of operations for the full year.

The consolidated financial statements include the financial statements of Data Systems Network Corporation and its majority-owned subsidiary, Unified Network Services, ("UNS"). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Bank line of Credit
The Company has a bank line of credit of $7.5 million bearing interest at .75% over the bank's prime rate (effective rate of 9% at June 30, 1996). The current agreement extends until February 1, 1997 and can be terminated at any time by the Company or the bank. Borrowings under the line of credit are due on demand. Borrowing limits are determined based on a collateral formula which includes 85% of qualified trade receivables less than 90 days old and 25% of eligible inventory and service parts. The line is collateralized by substantially all of the Company's assets. The line of credit agreement contains certain covenants requiring the Company's receivables to be genuine and free of all other encumbrances and requiring the Company's inventory financed under the term agreement to be kept at designated locations and free from all other encumbrances. The inventory covenants are restricted to apply solely to the inventory financed through this agreement, exclusive of any and all inventories financed under the IBM Credit Corporation Agreement (see Note 4).

Note 3.  Goodwill

On February 22, 1996, the Company purchased 70% (7,000 shares) of UNS for $7,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $999,078, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method.

Note 4.  Credit Line
On July 28, 1995, the Company entered into a secured financing agreement with IBM Credit Corporation. For the period ending June 30, 1996, the current agreement extends a maximum of $1,250,000 in secured funds to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark.
Use of this credit line is at the Company's option. To secure payment of all current debt under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory financed under this agreement equal to the amount of the outstanding debt. This agreement allows for interest-free financing if paid within thirty days of invoicing. The agreement also provides for a variable discount option, ranging from
 .5% to 1.0% off of the invoice ,if paid within fifteen days. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of
IBM Credit Corporation.


DATA SYSTEMS NETWORK CORPORATION MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS
June 30, 1996

Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.The following analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included under
Item 1. Financial Statements.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

Revenues. Total revenues decreased 11% to $6.3 million for the three months ended June 30, 1996 from $7.0 million for the same period in 1995.This decrease was attributable to the 13% decrease in net sales, which resulted primarily from the Company's continued focus on larger multiplatform integration projects with longer sales cycles ranging from 120-180 days. Gross profit increased to 17% of total revenue from 14% for the same period in 1995. The operations of UNS also contributed to the overall increase in gross profit through the addition of higher margin network management product and service revenue. Returns and allowances decreased in both dollars and percentage of sales for the three months period in 1996 compared with the same period in 1995, primarily due to the use of on-line configuration software implemented to reduce multivendor compatibility errors. Product returns decreased to $184,652 or 3% of total revenues in the three month period in 1996 from $246,791 or 4% of total revenues for the same period in 1995.

Service revenues increased $96,656 to 12% of total revenues in the three month period ended June 30, 1996 from 9% in the corresponding period of 1995. A significant percentage of the service revenue increase resulted from the sale of project design and installation service generated from both DSNC and UNS.

Cost of Revenues. The total cost of revenues decreased to 83% of total revenues for the three month period ended June 30, 1996 from 86% for the same period in 1995. The cost of service revenue decreased to 44% of service revenues for the three month period ended June 30, 1996 from 51% for the same period in 1995, due to the significant increase in lower cost maintenance revenues which typically represent a more profitable revenue stream than product sales. The cost of sales decreased slightly to 89% of net sales for the three month period ended June 30, 1996 compared to 89.6% for the same period in 1995.

Operating Expenses. Selling, general and administrative expense increased by $268,051 to 16% of total revenue for the three month period ended
June 30, 1996 compared to 11% of total revenues for the same period in 1995. The increase was primarily attributable costs associated with the increase in UNS sales force headcount at UNS and, to a lesser degree, the increase in travel expenses required to market to a wider geographic base.

Other Income(Expense). Both interest income and interest expense remained relatively stable for the three month period ending June 30, 1996 compared to the same period in 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

Revenues. Total revenues decreased 20% to $11.3 million for the six months ended June 30, 1996 from $14.1 million for the same period in 1995. This decrease was attributable to a 25% decrease in product sales, offset by the 35% increase in service revenues. These results illustrate the initial success of the Company's ongoing effort to increase service revenues in both dollars and as a percentage of total sales. Gross profit increased to 18% of total revenue from 15% for the same period in 1995. Returns and allowances remained stable at 3% percentage of total revenue for the six months period in ended June 30, 1996 and 1995. Product returns decreased in dollars to $371,551 for the six months ended June 30,1996 from $419,887 for the same period in 1995.

Service revenues increased by 35% to 13% of total revenues in the six month period ended June 30, 1996 from 8% in the corresponding period of 1995.
A significant percentage of the service revenue increase resulted from the sale of project design and installation service generated from both DSNC and UNS. The Company will continue to focus on increasing service revenues in dollars and percentage of sales as part of its 1996 product mix strategy.

Cost of Revenues. The cost of revenues decreased to 82% of total revenues for the six month period ended June 30, 1996 from 84% for the same period in 1995. The cost of service revenue decreased to 37% of service revenues for the six month period ended June 30, 1996 from 58% for the same period in 1995. This significant decrease is primarily attributable to the successful marketing of maintenance contract revenue which provides the Company with an increased reoccurring revenue stream of more profitable service revenues.
The cost of sales increased to 89% of net sales for the six month period ended June 30, 1996 compared to 86% for the same period in 1995 primarily due to the industry's predictible erosion of product margins.

Operating Expenses. Selling, general and administrative expense increased by $405,403 to 17% of total revenue for the six month period ended June 30, 1996 compared to 11% of total revenue for the same period in 1995. The increase was primarily attributable to costs associated with the increase in the UNS sales force, and to a lessor degree to the increase in travel expenses required to market to a wider geographic base.

Other Income(Expense). Interest expense remained stable for the six months ended June 30, 1996 compared to the same period in 1995. Interest income increased by $46,324 as a result of increased earnings from the investment of the remaining proceeds of the 1994 public offering and interest earned on notes receivable accounts.

Financial Condition

The Company finances its business primarily through funds generated internally through operations, trade credit, and advances under its $7.5 million line of credit with NBD Bank N.A. (the "Bank"). The line of credit is secured by substantially all of the Company's assets, bears interest at .75% over the Bank's prime rate (effective rate of 9% at June 30, 1996) and is due on demand of the Bank. Borrowing under the line of credit is limited by a formula determined from time to time by the Bank and currently is calculated as the sum of 85% of qualified receivables less than 90 days old and 25% of eligible inventory and service parts as designated by the bank. The formula permitted total borrowings of up to $4,456,067 as of June 30, 1996 with $4,050,257 outstanding. The Company believes that the current permitted borrowing formula which increases borrowing availability as the Company's sales growth generates new accounts receivable, will support the continued growth of the Company. The foregoing statement is a "forward looking statement" within the meaning of the Securities and Exchange act of 1934 and is subject to a number of risks and uncertainties. These include general business conditions and the continued sales growth of the Company. The term of the current agreement extends to February 1, 1997, is renewable annually and can be terminated at any time by the Company or the Bank.

In addition to the bank line of credit the Company is utilizing a secured financing agreement. The secured financing agreement with IBM Credit Corporation continues to offer thirty day interest free financing on certain products (Note 4) purchased by the Company for resale. As of June 30, 1996, IBM Credit Corporation purchase transactions accounted for $177,602 of the total accounts payable balance.

As of June 30, 1996, net cash flows decreased by $705,063 primarily resulting from both the increase in property plant and equipment that was purchased to automate the network management center currently under construction and the decrease in trade payables outstanding.  These changes were partially offset
by a significant decrease in accounts receivable.   Working captial as of
June 30, 1996 was $1,218,002.

On June 18, 1996 the Company announced that it had signed a non-binding letter of intent to acquire the operations of The Network Systems Group (NSG) of Information Decisions Inc., a wholly owned subsidiary of SofTech. In exchange for certain assets and liabilities, SofTech will receive cash and Company common stock. The acquisition is subject to execution of a definitive agreement, various customary conditions and approval of the Boards of Directors of both companies. NSG has experience in client-server application
development and migration services.   The Network Systems Group currently
has approximately 120 employees and operations in Michigan, North Carolina, and New York.


The Company believes that the combination of present cash balances, future operating cash flows, and credit facilities will be adequate to fund the Company's internal growth and current short and long term cash flow requirements. Future trends for revenue and profitability continue to be difficult to predict. The foregoing statement is a "forward looking statement" within the meaning of the Securities and Exchange act of 1934 and is subject to a number of risks and uncertainties. These include general business conditions, financial requirements, and the success of the Company's strategy to shift its revenue mix away from product sales towards service revenue.


PART II - OTHER INFORMATION
Item #1 Legal Proceedings
None
Item #4  Submission of Matters to a Vote of Security Holders
    The Company held its Annual Meeting of Shareholders on May 30, 1996, at which time the shareholders considered and voted on the election of four directors.

    Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee               Votes For             Votes Withheld
- ------------        -----------------       ----------------------
Walter Aspatore		      2,303,683              16,500
Richard Burkhart       2,303,683              16,500
Jerry Dusa             2,303,683              16,500
Michael Grieves        2,303,683              16,500

Item #6 Exhibits and Reports on Form 8-K
A.	Exhibits


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



Data Systems Network Corporation
Registrant

August 14, 1996                /S/    Julie A. Vitale-Johnston
Date                                  Julie A. Vitale-Johnston
                               Controller and Principal Accounting Officer


August 14, 1996                /S/   Michael W. Grieves
Date                                 Michael W. Grieves
                                President and Chief Executive Officer





                           DATA SYSTEMS NETWORK CORPORATION
                           COMPUTATION OF EARNINGS PER SHARE

            Period ending June 30, 1996            Period ending June 30, 1995
   ------------------------------------        -------------------------------
                 Primary     Fully Diluted          Primary    Fully Diluted

                --------     --------------     -------------   ------------
Number of
Shares Weighted
average of
shares issued    2,860,281    2,860,281          2,970,000       2,970,000

Less shares
held in escrow    (300,000)                       (300,000)
                 ----------  -----------       ------------    -------------
Weighted average
shares
outstanding       2,560,281   2,860,281          2,670,000       2,970,000

Earnings
Earnings before
minority
interest in UNS     $223,558    $223,558           $417,773       $ 417,773
Minority interest
in UNS             $ (41,147)   $(41,147)
                 ------------   ----------        ----------     ----------
Net earnings        $182,411    $182,411           $417,773        $417,773

Earnings per share      $.07        $.06              $0.16           $0.14
                    ========      ========           =======         ======
