Form 10-Q/A
period 1996-03-31
DATA SYSTEMS NETWORK CORP
filed 1996-09-09
CIK 926849


                 PART I. - FINANCIAL INFORMATION

 Item 1.  Financial statements.

               DATA SYSTEMS NETWORK CORPORATION

                   STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS

                ENDED MARCH 31, 1996 AND 1995
                           (Unaudited)



                                   Three months ended
                                       March 31
                                   __________________
                                   1996         1995
                                _________     __________
Net sales                       $4,246,349    $6,605,314
Service revenue                    767,515       470,686
                                ----------    ----------
Total revenues                   5,013,864     7,076,000

Cost of sales                    3,728,824     5,739,248
Cost of service revenues           233,800       317,299
                                ----------     ---------
Total cost of revenues           3,962,624     6,057,547

Gross Profit                     1,051,240     1,018,453

Selling expenses                   473,148       484,124
General and administrative
  expenses                         404,357       256,029
                                ----------     ---------
Total operating expenses           877,505       740,152

Income from operations             173,735       279,300

Other income(expenses)
Interest expense                   (92,378)      (91,046)
Interest income                     85,200        43,594
                                ----------     ---------
Net income before minority
  interest in subsidiary           166,557       231,848

Less minority interest
  in subsidiary                    (53,027)
                                ----------      ---------
Net income                         113,530       231,848

                        Three Months Ended March 31,
                         1996                       1995
                         ------------------------   -----------------------
                      Primary    Fully Diluted   Primary    Fully Diluted
Earnings per commmon
  shares:                $0.04      $0.04           $0.09      $0.08
Weighted number of
  shares outstanding:    2,560,281  2,860,281       2,560,000  2,860,000


See Accompanying Notes to Financial Statements

                         DATA SYSTEMS NETWORK CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                              March 31, 1996         December 31, 1995
                              ______________         ______________
                                 (unaudited)
ASSETS
Current Assets
  Cash and cash equivalents        $3,249,788          $3,171,544
  Accounts receivable (net of
    allowance of $61,088 and
    $67,086 at March 31, 1996 and
    December 31, 1995, respectively)4,788,864           5,249,771
  Notes Receivable                    412,409             692,387
  Inventories,net                   1,008,154             992,922
  Other current assets                196,813             294,296
                                                                            ---------------     --------------
 Total Current Assets               9,656,028          10,400,860

 Service Parts, net                 1,114,744           1,169,781
 Property and Equipment, net          593,877             297,029
 Other Assets                          74,247              70,743
 Goodwill, net (note 3)               999,078
                                                                             ----------------       --------------
TOTAL ASSETS                      $12,437,974         $11,938,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank line of credit(Note 2)       $3,910,912         $3,956,000
  Current portion of long-term debt    130,322            213,039
  Accounts payable(Note 4)           3,437,055          3,449,520
  Accrued liabilities                  538,495            514,693
  Deferred maintenance revenues        396,995            228,060
                                    ----------         ----------
Total Current Liabilities            8,413,779         $8,361,312

Long Term Debt,less current portion    380,537            100,000

Minority Interest In Subsidiary         53,027

Stockholders' Equity
  Preferred stock
  Common stock par value $0.01 per share
   Authorized 10,000,000 shares
   Issued and outstanding - 2,715,000   27,150            27,150
  Additional paid-in capital         6,385,047         6,385,047
 Accumulated deficit                (2,821,566)       (2,935,096)
                                                                                           -----------       -----------
Total Stockholders' Equity          $3,590,631        $3,477,101

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                       $12,437,974       $11,938,413

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
                                            _______            _______


Adjustments To Reconcile Net
 Income to Net Cash Provided by
 Changes in assets and liabilities, net of
  Effects from purchase of majority interest
  In subsidiary
  Depreciation and amortization         	    90,351            85,694
  Provision for doubtful receivables    	    21,121             2,925
  Provision for inventory obsolesence  	      8,331             4,313
  Asset contributions received                                (80,000)
 Changes in assets & liabilities
  Accounts and notes receivable          	  440,067          (874,105)
  Investment in affiliate               		  279,978
  Inventories                          		    67,585          (857,682)
  Other current assets                       90,423           (34,917)
  Service parts                              (5,019)           14,150
  Other assets                               (2,710)          (11,312)
  Accounts payable                         (302,895)        1,774,884
   Accrued liabilities                       (1,004)          (98,890)
  Deferred maintenance revenues              18,368            13,798
                                            _______            _______
Net Cash generated by
  operating activities                     $818,127          $170,716
                                            _______            _______

Cash Flow From Investing Activities:
  Acquisition of property, plant &
    equipment                              $(32,736)

  Payment for purchase of common stock
    Of subsidiary, net of cash acquired     $(7,000)
                                                                        -----------            --------
Net Cash used in Investing
  Activities                                $(7,000)        $(32,736)
Cash Flow From Financing Activities:
  Net repayments under bank line
    of credit                              $(45,088)         $(9,407)
  Notes payable                            (605,000)
  Payment of principal on long-
    term debt                               (82,717)         (39,447)
                                           _______            _______
Net Cash used by
  Financing Activities                    $(732,883)        $(48,854)
                                           _______            _______
Net increase in cash                         78,244           89,116
Cash at Beginning of Year                $3,171,544       $3,196,038
                                           _______          _______
Cash at End of Period                    $3,249,788       $3,285,154


Supplemental Schedule of Noncash Investing and Financing Activities

The Company purchased common stock of UNS for $7,000. In conjunction with the acquisition, liabilities were assumed as follows:

            Fair value of assets acquired               $204,745
            Goodwill                                    $999,078
            Cash paid for Capital Stock                  ($7,000)
                                                   -----------------
            Liabilities assumed                       $1,196,823

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

Note 3.  Acquisitions

     On February 22, 1996, the Company purchaseed 70% (or 7,000 shares) of Unified Network Services, Inc. for $7,000. As of March 31, 1996, the Company's balance sheet and results of operations are consolidated, with appropriate adjustments to reflect intercompany transactions and minority interest. The acquisition of UNS was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to approximately $999,078, which is being accounted for as goodwill and is being amnortized over 20 years using a straight-line method. This allocation was based on preliminary estimates and may be revised at a later date.


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

[/FN]

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DATA SYSTEMS NETWORK CORPORATION
August 14, 1996
Date                               Julie A. Vitale-Johnston
                                   Controller and Principal Accounting Officer


May 14, 1996                       Michael W. Grieves
Date                               Michael W. Grieves
                                   President and Chief Executive Officer