Form 10-Q
period 1996-09-30
DATA SYSTEMS NETWORK CORP
filed 1996-11-29
CIK 926849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           September 30, 1996

Commission file Number     1-13424

Data Systems Network Corporation

        Michigan                   				38-2649874
(State or other jurisdiction of   				(I.R.S. Employer
incorporation or organization)  				 Identification No.)

34705 W. 12 Mile Rd., Suite 300               				48331
Farmington Hills, Michigan
(Address of principal executive offices) 		   (Zip Code)

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

YES [X]        NO [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

YES [X]        NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.01 Par Value -  3,255,000  shares as of   September 30, 1996



Part I  Financial Information
Item 1.   Financial Statements

                       		DATA SYSTEMS NETWORK CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)
        Three months ended September 30,       Nine months ended September 30,

                    	   1996           1995              		1996        	1995
Net product sales $5,015,491     $7,792,443	      	 $14,815,940 	$20,798,782
Service revenue    1,360,273        461,580           2,872,262    1,580,084
               	 -----------   ------------	       ------------    ---------
Total revenues     6,289,612      8,254,023	     	   17,688,202	  22,378,866

Cost of product
 sales             4,509,696      7,421,474          13,184,103   18,897,272
Cost of services     806,088        289,807           1,367,774      936,900
        	         ----------      ---------          ----------    ---------
Total cost of
  revenues         5,315,784      7,711,281         14,551,877	   19,834,172
                ------------    -----------         -----------  -----------
Gross profit       1,059,980       542,742    	     3,136,325     2,544,694

Selling expenses     897,423        487,062	         1,932,164     1,479,498
General and
 administrative
  expenses           608,696        325,219          1,462,501       815,926
                  ----------      --------- 	        ---------     ---------

Total operating
  expenses         1,506,119        812,281     	     3,394,665	   2,295,424
                 -----------     ----------        ------------  -----------
Income (loss)  from
  operations        (446,139)      (269,539)           (258,340)     249,270

Other income(expenses):
Interest expense    (142,704)        (88,380)          (337,448)    (279,008)
Interest income       82,248          47,254            218,164      136,846
Other income	        208,194                            304,122

             	    ----------        --------- 	       ---------     ---------
Income(loss)
before minority
interest and extraordinary
items               (297,121)       (310,665)           (73,563)     107,108



Minority interest in
subsidiary  	         44,147                              3,000

Income (loss)  before
extraordinary items (252,976)   	    (310,665)          (70,563)     107,108

Extraordinary items (Note 5):
Loss on settlement
of Bankruptcy        (164,666)		             	         (164,666)

Gain recognized upon
extinguishment of debt 75,494                            75,494
                     --------        ---------	        ---------   ----------
Net income(loss)    $(342,146)     $ (310,665)	       $(159,735)     $107,108
	                     ========      =========	         =========     ========

		                               Three Months  Ended September 30,
	    		                     1996                     1995
                              --------------------------
                                     Primary 	  Primary
Loss per common
share before extraordinary items:    ($0.10)     ($0.12)
Extraordinary items	               	 ($0.03)
Net loss                             ($0.13)     ($0.12)
Weighted number of                    ======      ======
shares outstanding:                2,665,993   2,670,000

                                Nine Months Ended September 30,
                                     1996           1995
                                     ----------------------
                                    Primary       Primary       Fully
                                                               Diluted
Earnings (loss) per common
share before extraordinary items:   ($0.03)          $0.04       $0.04
Extraordinary items                  ($.03)
                                    --------       --------     -------
Net earnings (loss)                 ($0.06)           $0.04       $0.04
                                    =======         =======     =======
Weighted number of
shares outstanding:                 2,595,885        2,670,000   2,970,000

See Notes to Interim Consolidated Financial Statements

                          DATA SYSTEMS NETWORK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               				    AS OF

                              September 30, 1996    December 31, 1995
                                 	______________      ______________
		                                 (unaudited)

                               ASSETS
Current Assets
  Cash and cash equivalents           $1,572,672          $3,171,544
   Accounts receivable (net of
   allowance of $51,815 and
   $67,086 at September 30, 1996 and
    December 31, 1995, respectively) 	 5,751,677           5,249,771
  Notes receivable    	                  648,548             692,387
  Inventories,net                      2,326,115             992,922
  Other current assets                   742,616             294,296
                                  --------------    		 --------------
 Total current assets                 11,041,624          10,400,860

 Service parts, net                 		 1,609,708           1,169,781
 Property and equipment, net       		  1,736,861             297,029
 Other assets                             76,247              70,743
 Goodwill, net (note 3)                4,510,847
                  			           ----------------      --------------
TOTAL ASSETS            	            $18,975,287         $11,938,413
                                      ==========        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank line of credit(Note 2)         $5,358,506          $3,956,000
  Current portion of long-term debt      -0-                 213,039
  Accounts payable(Note 4)             5,337,200           3,449,520
  Accrued liabilities                  1,001,805             514,693
  Deferred maintenance revenues        1,100,843             228,060
                                      ----------          ----------
Total current liabilities            $12,798,355          $8,361,312

Long term debt, less current portion     100,000             100,000



                             Stockholders' Equity
Preferred stock                            -0-                 -0-
Common stock par value $0.01 per share
Authorized 10,000,000 shares
Issued and outstanding - 3,255,000
  shares  at September 30, 1996; 2,715,000
  shares at December 31, 1995             32,550              27,150
 Additional paid-in capital            9,139,153           6,385,047
 Accumulated deficit                  (3,094,771)         (2,935,096)
                                     -----------         -----------
Total Stockholders' Equity            $6,076,932          $3,477,101
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $18,975,287         $11,938,413
                                     ===========         ===========
See Notes to Interim Consolidated Financial Statements




                                  DATA SYSTEMS NETWORK CORPORATION
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                    	 FOR THE NINE MONTHS ENDED
                                     SEPTEMBER 30, 1996 AND 1995

              		             	                1996            		1995
                					                     (Unaudited)
Cash Flows From Operating Activities:
  Net income (loss)                    			$159,735           $107,108
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Minority interest in subsidiary           (3,000)
  Depreciation and amortization            299,077            251,348
  Extraordinary gain 		                    (75,494)
  Provision for doubtful receivables  	     17,191             31,093
  Provision for inventory obsolescence      45,817             54,743
  Changes in assets and liabilities, net of effects
     from acquisitions:
  Accounts  receivable               		   (203,300)        (2,453,617)
  Notes receivable              	         (561,235)
  Inventories            	              (1,379,010)          (554,833)
  Other current assets               	    (359,978)          (244,519)
  Service parts                       	    (31,112)           136,719
  Other assets                              (5,504)          (195,265)
  Accounts payable                       1,471,967          2,837,890
  Accrued liabilities                		   (439,443)            46,021
  Deferred maintenance revenues             13,071             34,382
  Net cash provided by (used in)
     operating activities             $ (1,370,688)           $50,070

Cash Flows  From Investing Activities:
Acquisition of property,
  plant, and equipment		                 $(520,651)         $(292,710)
Purchase of capital stock of subsidiary     (7,000)
Cash paid for net assets acquired         (890,000)
Net cash used in investing activities  $(1,417,651)         $(292,710)

Cash Flows From Financing Activities:
Net borrowings under bank line
  of credit                             $1,402,506           $995,878
Payment of principal on long-term debt	   (394,644)          (630,241)
Increase in long-term debt                 181,605
Net cash provided by financing
  activities                            $1,189,467           $365,637
Net decrease in cash and
  cash equivalents                      (1,598,872)           122,977
Cash and cash equivalents
   at beginning of period               $3,171,544         $3,196,038
                                     -------------     --------------
Cash and cash equivalents
   at end of period 		                  $1,572,672         $3,319,035
                                       ===========        ===========
Supplemental disclosure
   cash paid during the
   period for interest                    $337,448           $192,156


Supplemental Schedule of Noncash Investing and Financing Activities

The Company purchased common stock of UNS for $7,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	              $204,745
Goodwill acquired                           $999,078
Cash Paid for Capital Stock                  $(7,000)
Liabilities Assumed                       $1,196,823

The Company purchased the net assets of The Network Systems Group (NSG) of Information Decisions, Inc., a wholly owned subsidiary of SofTech, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired             $1,857,742
Goodwill acquired		                      	$3,539,000
Common stock issued to seller            $(2,835,000)
Cash paid for net assets			                $(890,000)
Transactional costs-capitalized            $(160,850)
Liabilities Assumed                       $1,510,892

See Notes to Interim Consolidated  Financial Statements.




                     DATA SYSTEMS NETWORK CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 1996

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's audited financial statements and notes contained in the Company's Form 10-K for the year ended December 31, 1995. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the periods presented. The results of such interim periods are not necessarily indicative of the results of operations for the full year.

The consolidated financial statements include the financial statements of Data Systems Network Corporation and its majority-owned subsidiary, Unified
Network Services ("UNS"). The statements also reflect the activity of the Network Services Group ("NSG") of Information Decisions Incorporated ("IDI"), a wholly owned subsidiary of SofTech, Inc.("SofTech") from the acquisition date of September 3, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.


Note 2. Bank line of Credit

As of September 30, 1996, the Company has a bank line of credit of $7.5 million bearing interest at .75% over the bank's prime rate (effective rate of 9% at September 30, 1996). The current agreement has been amended effective
November 1, 1996 to, among other things, increase the maximum borrowing amount under the line of credit to $15 million and to reduce the interest rate to .25% over the bank's prime rate. The line of credit expires on February 1, 1997 and can be terminated at any time by the Company or the bank. Borrowings under the line of credit are due on demand. Borrowing limits are determined based on a collateral formula which includes 85% of qualified trade receivables less than 90 days old and 25% of eligible inventory and service parts. The line is collateralized by substantially all of the Company's assets. The line of credit agreement contains certain covenants requiring the Company's receivables to be genuine and free of all other encumbrances and requiring the Company's inventory financed under the term agreement to be kept at designated locations and free from all other encumbrances. The inventory covenants are restricted to apply solely to the inventory financed through this agreement, exclusive of any and all inventories financed under the IBM Credit Corporation Agreement (see Note 4).

Note 3.  Acquisitions

On February 22, 1996, the Company purchased 70% (7,000 shares) of UNS for $7,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $999,078, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method. Operating results of these acquired operations are included in the financial statements from the date of purchase.

Effective September 3, 1996, the Company purchased the operations of NSG, including certain assets and assumed certain liabilities from SofTech. The acquisition has been accounted for as a purchase. In exchange for certain assets and liabilities, SofTech received $890,000 in cash and 540,000 shares of the Company's common stock valued at approximately $2,835,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $3,539,000, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method.

The allocations of the purchase prices have been made on a preliminary basis and are subject to change upon final determination regarding the fair market values of assets acquired and liabilities assumed.

The following unaudited pro forma income statements were prepared to illustrate the effects of the acquisition as if it had occurred on January 1, 1995. The pro forma adjustments are based on the available information and upon certain assumptions the Company believes are reasonable. The pro forma income statements do not purport to represent what the Company's income statements would actually have been if such transaction in fact had occurred on January 1, 1995, or to project the Company's income statements for any future period. The information below reflects an adjustment for the amortization of goodwill based upon the new cost basis of the Company, as well as an adjustment to the income tax provision to reflect the tax effect of the aforementioned adjustment. The 1996 amounts exclude the extraordinary items for purposes of comparability.

                             					Nine Months Ended September 30,
					                                     1996	   		1995
						                                    (in thousands)
Revenues	                          		$  37,888	 	$ 49,679
Cost of Revenues				                    30,589		   40,538
                                   -----------  ---------

Gross profit                  				       7,299	     9,141

Selling expenses              				       3,905	     3,580
General and administrative expenses	     3,338 	    3,173
Amortizatin of goodwill			                 133        133
                                    ----------  ---------
Income(loss) from operations	 	           (77)      2,255

Other income               				           185        (143)
                                    ----------   ---------
Income before income taxes                108       2,112
Income taxes                               37         510
                                    ----------  ----------
Net income                        $        71     $ 1,602
    					                              ======      ======

Note 4.  Credit Line

On July 28, 1995, the Company entered into a secured financing agreement with IBM Credit Corporation. For the period ending September 30, 1996, the current agreement extends a maximum of $1,250,000 in secured funds to be used exclusively for the acquisition of inventory for resale limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. To secure payment of all current debt under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory financed under this agreement equal to the amount of the outstanding debt. This agreement allows for interest-free financing if paid within thirty days of invoicing. The agreement also provides for a variable discount option, ranging from .5% to 1.0% off each invoice ,if paid within fifteen days. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation.


Note 5.  Extraordinary Items

During the course of 1995 and 1996, the Company has negotiated with certain creditors to accelerate the payment of unsecured debt providing the creditors agree to certain terms, such as forgiveness of a portion of unsecured debt and contingent liabilities and of sale the fully paid warrants. Under the terms of the 1992 Plan of Reorganization, the unsecured creditors were granted fully paid warrants of 170,000 shares of the Company's authorized common stock and contingent payments of up to a total of $650,000. This contingent liabiity was not previously recorded as the amount could not be reasonably
estimated.   As a result of these extensive negotiations, the Company has purchased approximately 110,000 warrants in 1995 and 10,400 in 1996. In addition, the Company requested the authority to settle claims and obtained final approval of the bankruptcy court to enter into a settlement agreement whereby aggregate payments of approximately $114,000 will be made subsequent to September 1996 to conclude the reorganization plan.

The extraordinary gain of approximately $75,000 represents the purchase of the 10,400 warrants and the extinguishment of the related debt. The extraordinary loss of approximately $165,000 represents the bankruptcy contingent liability payments to be made and the related professional fees incurred to conclude the bankruptcy reorganization plan.


Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 1. Financial Statements.
Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995. Revenues. Total revenues decreased 23% to $6.3 million for the three months ended September 30, 1996 from $8.3 million for the same period in 1995. This decrease is primarily attributable the Company's sales and sales management personnel decision to shift their attention away from the current quarter's activity to address the needs of both the NSG acquisition due diligence process and the resulting personnel training and orientation programs. The Company believes that its decision to allocate considerable resources to the process of integrating the NSG employees into the Company's operations is an important key to the Company's long term success and retention of these employees. To a lesser degree, this decrease was a result of a net product sales decrease of 40% resulting primarily from the shifting of Company sales and support resources to UNS in an effort to support initial third quarter sales expectations. The initial forecast for UNS included the delivery and installation of certain large projects that were either rescheduled for implementation in the fourth quarter, or canceled due to customer budgetary constraints.

Product returns and allowances decreased to $199,000 or 3% of total revenues in the three month period in 1996 from $223,000 or 3% of total revenues for the same period in 1995. Gross profits for the period increased to $1,060,000, or 17% of total revenue, from $983,000, or 12% of total revenue, for the same period in 1995. This increase is attributable to a 190% increase in service revenue in 1996 over the same period in 1995.

Service revenue increased $898,000 to 14% of total revenues in the three month period ended September 30, 1996 from 6% in the corresponding period of 1995. A majority of the service revenue increase resulted from the recognition of network installations, training and hardware maintenance income generated from the service base acquired with NSG.

Cost of Revenues. The total cost of revenues decreased to 83% of total revenues for the three month period ended September 30, 1996 from 93% for the same period in 1995. The cost of service revenue decreased to 59% of service revenues for the three month period ended September 30, 1996 from 63% for the same period in 1995, due to the significant increase in lower cost maintenance revenues which typically represent a more profitable revenue stream than time and materials revenues. The cost of product sales decreased significantly to 90% of net sales for the three month period ended September 30, 1996 compared to 95% for the same period in 1995. This decrease is primarily attributable to the increased sales mix of advanced technology products which typically result in higher gross margins than the sale of widely distributed commodity products. This shift in mix is consistent with the Company's overall marketing plan to concentrate its efforts on leading edge technology, such as network management, remote network monitoring and imaging.

Operating Expenses. Selling, general and administrative expense increased by $694,000 to 24% of total revenue for the three month period ended
September 30, 1996 compared to 10% of total revenues for the same period in 1995. This increase was primarily attributable to costs associated with the Company's decision to expand its geographic presence into New York,
Massachusetts, New Jersey, Rhode Island and Connecticut.   The Company's
expansion plan targets geographic areas where significant government and institutional contract opportunities exist. An aggressive expansion posture and its related effect on operating expenses are expected to continue through the fourth quarter. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934 and is subject to a number of risks and uncertainties. These include the continuance of favorable economic and business conditions, the availability of adequate financing from the Company's cash resources and bank line of credit, and the ability of the Company to continue to identify and recruit sales and service professionals within its future geographic target areas.

Other Income(Expense). Other income for the quarter increased by $210,000 resulting primarily from non-recurring services rendered by UNS not related to the Company's continuing operations and to a lesser degree to the Company's recognition of an accrual established in 1991 to satisfy the unsecured creditors' debt liability. Both interest income and interest expense remained relatively stable for the three month period ended September 30, 1996 compared to the same period in 1995.

Extraordinary Gain and Loss. The extraordinary gain of approximately $75,000 represents the purchase of the 10,400 warrants and the extinguishment of the related debt. The extraordinary loss of about $160,000 represents the bankruptcy contingent payments to be made and the related professional fees to conclude the bankruptcy reorganization plan.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

Revenues. Total revenues decreased 21% to $17.7 million for the nine months ended September 30, 1996 from $22 million for the same period in 1995. This decrease was attributable to a 29% decrease in product sales, offset by an 82% increase in service revenue. These results illustrate the continued success of the Company's ongoing effort to increase service revenues in both dollars and as a percentage of total sales. Returns and allowances remained stable at 3% percentage of total revenue for the nine months period in ended September 30, 1996 and 1995. Product returns decreased in dollars to $383,000 for the nine months ended September 30,1996 from $649,000 for the same period in 1995. Gross profit increased to 18% of total revenue from 11% for the same period in 1995, primarily attributable to the increase in service revenues as a percentage of total sales.

Service revenue increased by 82% to 16% of total revenue in the nine month period ended September 30, 1996 from 7% in the corresponding period of 1995. The majority of the service revenue percentage increase resulted from the second quarter sale of project design and installation service generated from both DSNC and UNS activities, and to a lessor degree to the third quarter maintenance, implementation and training revenues contributed by the newly acquired NSG operation. The Company will continue to focus on increasing service revenue in dollars and percentage of sales as part of its 1996 product mix strategy. The Company expects the NSG division to materially contribute to that strategy through increased state contract service revenue.

Cost of Revenue. The cost of revenue decreased to 82% of total revenues for the nine month period ended September 30, 1996 from 89% for the same period in 1995. The cost of service revenue decreased to 48% of service revenues for the nine month period ended September 30, 1996 from 59% for the same period in 1995. This significant decrease is primarily attributable to the successful marketing of maintenance contract revenue which provides the Company with more profitable recurring service revenue than time and material services. The cost of product sales decreased to 89% of net sales for the nine month period ended September 30, 1996 compared to 91% for the same period in 1995 primarily due to the Company's shift to an increased mix of higher margin advanced technology products.

Operating Expenses. Selling, general and administrative expense increased by $1,098,000 to 19% of total revenue for the nine month period ended
September 30, 1996 compared to 10% of total revenue for the same period in 1995. This increase is attributable to a variety of factors in order of materiality, including the addition of the NSG staff, the increased costs associated with the UNS staff recruitment and development, the increased travel expenses required to service a geographically expanding customer base, and to a lesser degree, to the third quarter sales office expansion activities.

Other Income(Expense). Interest expense increased for the nine months ended September 30, 1996 compared to the same period in 1995 resulting primarily from notes payable interest paid and an in the Company's business financing line of credit. Interest income increased by $82,000 as a result of increased earnings from the investment of the remaining proceeds of the 1994 public offering and interest earned on notes receivable accounts. Other income for the nine month period ended September 30, 1996 increased by $304,000 resulting primarily from non-recurring services rendered by UNS not related to the Company's continuing operations, and to a lesser degree to the Company's recognition of accruals for income taxes and unsecured creditors' debt liability established in prior years.

Financial Condition
The Company finances its business primarily through funds generated internally through operations, trade credit, and advances under its $7.5 million line of credit with NBD Bank N.A. (the "Bank"). The line of credit is secured by substantially all of the Company's assets, bears interest at .75% over the Bank's prime rate (effective rate of 9% at September 30, 1996) and is due on demand of the Bank. The current agreement has been amended effective November 1, 1996 to, among other things, increase the maximum borrowing amount under the line of credit to $15 million and to reduce the interest rate to .25%
over the bank's prime rate. The line of credit expires on February 1, 1997 and can be terminated at any time by the Company or the bank. Borrowing under the line of credit is limited by a formula determined from time to time by the Bank and currently is calculated as the sum of 85% of qualified receivables less than 90 days old and 25% of eligible inventory and service parts as designated by the bank. The formula permitted total borrowings of up to $5,540,000 as of September 30, 1996 with $5,360,000 outstanding. The Company believes that the current permitted borrowing formula which increases borrowing availability as the Company's sales growth generates new accounts receivable, will support the continued growth of the Company. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934 and is subject to a number of risks and uncertainties. These include the continuance of favorable economic and business conditions and the Company's future rate of sales growth.

In addition to the bank line of credit, the Company is utilizing a secured financing agreement with IBM Credit Corporation which offers thirty day interest free financing on certain products (Note 4) purchased by the Company for resale. As of September 30, 1996, IBM Credit Corporation purchase transactions accounted for $270,000 of the total accounts payable balance.

As of September 30, 1996, net cash flows decreased by $700,000 resulting from an increase in both the bank line of credit and accounts payable, materially offset by an increase in inventories and accounts receivable. To a lesser degree, the decrease in working capital can be attributed to a $704,000 increase in deferred maintenance revenue. Working capital as of September 30, 1996 was ($1,601,000).

The Company has recorded the creditor committee settlement of approximately $114,000 as a payable at September 30, 1996. This amount represents the negotiation of the potential contingent payment due in 1997 of $650,000. The amounts will be paid to the creditors and the related warrants will be issued subsequent to September 30, 1996.

On September 3, 1996 the Company acquired the operations of the Network Systems Group (NSG) of Information Decisions Incorporated, a wholly owned subsidiary of SofTech. In exchange for certain assets and liabilities, SofTech, Incorporated received $890,000 and 540,000 shares of Company common stock valued at approximately $2,835,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $3,539,000, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method. At the time of the acquisition, NSG had approximately 100 employees with operations in Michigan, North Carolina, and New York.

On February 22, 1996, the Company purchased 70% (or 7,000 shares) of common stock of Unified Network Services, Inc. for $7,000 in cash and assumed approximately $1,200,000 in liabilities. The acquisition of UNS was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to approximately $999,078, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method. This allocation was based on preliminary estimates and may be revised at a later date.

The Company believes that the combination of present cash balances, future operating cash flows, and credit facilities will be adequate to fund the Company's internal growth and current short and long term cash flow requirements. The payment of the unsecured creditors' claims, pursuant to the recent settlement agreement, is expected to have minimal effect on the Company's cash flows. Future trends for revenue and profitability continue to be difficult to predict. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934 and is subject to a number of risks and uncertainties. These include the continuance of favorable economic and business conditions, the financial requirements of the newly acquired operations and offices, and the success of the Company's strategy to shift its revenue mix away from product sales towards service revenue and thereby improve operating margin.

PART II - OTHER INFORMATION
Item #1 Legal Proceedings
None
Item #2  Change in Securities

On September 12, 1996, the Company issued 540,000 shares of its Common Stock and paid $890,000 in cash to SofTech, Inc. in connection with the Company's acquisition of certain of the assets and liabilities of SofTech's Network Systems Group. The shares were issued in a transaction not involving a public offering which was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The exemption is available because: (1) the shares were issued to one accredited offeree and purchaser, (2) no general solicitation or advertising was utilized in making the offering, (3) the purchaser represented in writing that it was not acquiring the shares with a view to or for the transfer, assignment, resale or unregistered distribution except in compliance with the Securities Act or an exemption from registration thereform, (4) the purchaser received written disclosure that the securities have not been registered under the Securities Act and cannot be resold unless they are registered thereunder or unless an exemption from registration is available, and (5) the certificate evidencing the shares includes a legend stating that the shares have not been registered and referring to the restriction on transferability of the shares.


Item #4
None

Item #6 Exhibits and Reports on Form 8-K
A.	Exhibits

   Exhibit 2.1     Asset Purchase Agreement, dated September 12, 1996, by and among the Company, Information Decisions, Incorporated,
                   System Constructs, Inc. and SofTech, Inc. (filed as
                   Exhibit 2.2 to the Company's Current Report on Form 8-K
                   filed September 27, 1996 and incorporated herein by
                   reference)
   Exhibit 10.3(b) The Data Systems Network Corporation 1994 Stock Option
		                 Agreement (as amended and restated 	October 1996)
   Exhibit 10.4(b) Restated Business Financing Agreement-NBD Secured Credit
                   Agreement
   Exhibit 10.17   Registration Rights Agreement, dated as of September 12,
                   1996 to the Compnay and SofTech, Inc. (filed as Exhibit
                   10.17 to the Company's Current Report on Form 8-K filed
                   September 27, 1996 and incorporated herein by reference)
   Exhibit 11      Computation of Earnings per share
   Exhibit 27       Financial Data Schedule


B. Reports on Form 8-K

Item 2. The Company filed a Report on Form 8-K on September 27, 1996 disclosing information under Item 2. The appropriate financial statements will be filed by amendment to such Form 8-K.


DATA SYSTEMS NETWORK CORPORATION
SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Data Systems Network Corporation
Registrant

November 14, 1996            /S/    Philip M. Goy
Date                                Philip M. Goy
                                    Chief Financial Officer


November 14, 1996           /S/     Michael W. Grieves
Date                                Michael W. Grieves
                                    President and Chief Executive Officer