Form 10-K/A
period 1995-12-31
DATA SYSTEMS NETWORK CORP
filed 1997-03-12
CIK 926849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A-1

                   Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       For the year ended December 31, 1995
                         Commission File Number : 1-13424




                          DATA SYSTEMS NETWORK CORPORATION
               (Exact name of Registrant as specified in its charter)


Michigan							                                             38-2649874
(State or other jurisdiction					                        (I.R.S. Employer
of incorporation of organization)				                    Identification No.)

34705 West 12 Mile Road, Suite 300
Farmington Hills, Michigan 				                           		48331
(Address of principal offices)						                      (Zip Code)

Registrant's telephone number, including area code:  (810) 489-7117


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         	No __ X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates (1,253,000 shares) on February 29, 1996 was $2,976,015. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding shares of common stock are assumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes    [X]   	No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 2,715,000 shares of Common Stock outstanding as of February 29, 1996.

             	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
			           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

The independent auditors' report, financial statements, notes to financial statements and other information set forth under "Item 8. Financial Statements and Supplementary Data" in the Form 10-K of Data Systems Network Corporation for the year ended December 31, 1995 (as filed on or about March 27, 1996) are incorporated herein by reference thereto in their entirety as if set forth in full herein. The report of Deloitte and Touche LLP, which was inadvertently omitted from such Form 10-K, is set forth below.

                      				INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Data Systems Network Corporation
Farmington Hills, Michigan

We have audited the balance sheet of Data Systems Network Corporation as of December 31, 1994, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the two years in the period ended December 31, 1994. These financial statements are the responsibility of the
Corporation's management.   Our responsibility is to express an opinion on
these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 1994, and the results of its operations and its cash flows for the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Detroit, Michigan

March 10, 1995

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATA SYSTEMS NETWORK CORPORATION


By:   /S/ Michael W. Grieves
      Michael W. Grieves
      President and Chief Executive Officer

Dated March 12, 1997