Form 10-K
period 1996-12-31
DATA SYSTEMS NETWORK CORP
filed 1997-03-31
CIK 926849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549


                       FORM 10-K

   Annual Report Pursuant to Section 13 or 15(d) of
          The Securities Exchange Act of 1934

         For the year ended December 31, 1996
           Commission File Number:  1-13424



           DATA SYSTEMS NETWORK CORPORATION
(Exact name of Registrant as specified in its charter)

MICHIGAN                                     38-2649874
(State or other jurisdiction of               (I.R.S.
Employer    incorporation or organization)
I.D. No.)

34705 West Twelve Mile Road, Suite 300
Farmington Hills, Michigan                    48331
(Address of principal executive offices)      (Zip Code)

Registrant's telephone no. including area code:

(810)489-7117

Securities registered pursuant to Section 12(b) of the Act:
                               Name of exchange
Title of each class            on which registered
-------------------            -------------------

Common Stock, $01. par value   Pacific Stock Exchange and
                               Nasdaq Stock Market's
                               SmallCap Market
Warrants Delisted

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates (3,246,831 shares) on March 17, 1997 was $28,815,625. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding shares of common stock are assumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    YES   X      NO

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 4,511,206 shares of Common Stock outstanding as of March
17, 1997.

          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        PART I
ITEM 1.    BUSINESS

GENERAL
-------
       Data Systems Network Corporation (the "Company"), incorporated in Michigan in 1986, provides computer network integration and data management services in the distributed computing marketplace. The Company's broad array of services includes designing, installing, and managing networks of personal computers, workstations and mainframes linked with communications hardware and software and peripheral equipment, selling network components, training users and administrators of networks and providing technical, expansion and maintenance services. Marketing efforts are directed at Fortune 1000 and middle market corporations, state and local governments, and institutional users such as hospitals and universities.

       In November 1994, the Company completed its initial offering of 1,270,000 shares of Common Stock and 1,270,000 Redeemable Common Stock Purchase Warrants (the "Warrants") to the public. Upon completion of the offering, the Common Stock and the Warrants became qualified for trading on the Nasdaq Stock Market's SmallCap Market and the Pacific Stock Exchange. In February 1997, the Company called all of its then outstanding Warrants for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994, setting forth the terms of the Warrants. Approximately 99% of the Warrants were exercised on or prior to the date of redemption at a price of $6.25 per Warrant, resulting in net proceeds of approximately $7,400,000.

       In February 1996, the Company acquired 70% of the common stock of Unified Network Services, Inc. ("UNS"), a start-up network management operation based in Raleigh, North Carolina for $7,000 in cash. The Company also acquired the Network Systems Group ("NSG") of SofTech, Inc. in September 1996 for 540,000 shares of the Company's Common Stock and $890,000 in cash. From September 1996 through the end of the year, the Company opened over 10 new locations in the eastern, mid-Atlantic, and southern areas of the United States.

BUSINESS STRATEGY
-----------------
       The Company's primary objective is to be the principal "network integration and management company" for business, governmental, and institutional customers throughout the United States. To achieve its objective, the Company intends to expand through internal growth and to explore opportunities to acquire other businesses serving its target markets.

       During 1996, the Company made major changes to its operations, primarily in the last quarter of the year, in order to reposition the Company in terms of mix of business, type of customer, and geographical area served. In terms of mix of business, the Company is focusing on a higher level of service-to-product revenue mix, emphasizing those high end services, such as network management, where the Company believes it has a competitive advantage. The type of customer has changed through the Company's marketing focus was changed to include not only commercial accounts, but also governmental accounts. The Company expanded its geographical coverage to include significant sales and service coverage of the eastern United States.

       In addition, the Company has made a substantial investment in a remote network management facility in Raleigh, North Carolina. The center is nearing completion and has been partially operational during the first quarter 1997. The Company also has, as a result the NSG acquisition, a telephone support center which it intends to integrate into its remote network management offering.

PRODUCTS AND SERVICES
---------------------
       The Company's principal business is the design, sale and service of local area networks ("LANs") and wide area networks ("WANs"). The Company generates revenues by providing consulting and network installation services, selling add-on hardware components to existing clients and providing after-installation service and support, training services and network management services. The Company is an authorized dealer, reseller or integrator for the products of many major vendors, including, but not limited to: IBM, Compaq, Sun Microsystems, Dell, Bay Networks, Hewlett-Packard, Novell, Microsoft, Cisco, Meridian Data, 3COM, Lotus, Intel, Digital Equipment Corporation and Oracle. The Company is developing applications for remote network management and sells private label computer systems, primarily to state governments. In addition, the Company provides application development services in database development, web site and Internet development, and imaging systems.

       Resellers who meet specified qualifications receive customer referrals and recommendations and advanced technical assistance and support from certain manufacturers, giving the qualifying resellers a competitive advantage over other resellers in the market. These qualifications vary from manufacturer to manufacturer and typically include some or all of the following components: specific training for technical personnel, specific training for sales personnel, possession of certain advanced equipment, ongoing training requirements, and minimum purchase targets. The process of obtaining and maintaining these manufacturer authorizations is both time consuming and expensive, with the cost of obtaining and maintaining a single authorization ranging from $5,000 to approximately $250,000. These costs include, but are not limited to, acquisition of hardware, software, facilities and spare parts, training fees, personnel and travel expenses and fees paid to the manufacturer for certification. Some authorizations for which the Company has qualified are: Novell Platinum Reseller, Microsoft Solutions Provider, and Banyan Premier Provider.

       Equipment is generally sold by the Company only in conjunction with the Company's higher margin network engineering services. These services include design, consulting, installation and network administration for both LANs and WANs. The Company provides turnkey implementation and support services and, for some customers, on-site support personnel who work in conjunction with the customer's personnel on a continuous basis.

       The Company also provides on-going technical and maintenance support through a variety of service programs tailored to fit each specific customer's service needs and budget. These programs include a two-hour response service for critical network components and a "guaranteed spares" program for self-maintaining clients. Warranties provided by manufacturers are generally passed through to the purchaser by the Company.
The Company offers no warranty separate from manufacturers' warranties.

MARKETING AND CUSTOMERS
-----------------------
       The Company markets its products and services through its internal sales force. The Company has sales service personnel in the following states: Alabama , Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, and South Carolina. The Company adds and deletes locations on the basis of business opportunities. The Company is able to perform work outside of its locations based upon the locations of its customers' projects. The Company, through its UNS subsidiary, has recently taken on international assignments and may continue to do so. International operations have been immaterial in each of the past three years. The Company has no retail sales outlets.

       Marketing efforts are directed at Fortune 1000 and middle market corporations, state and local governments, and institutional users such as hospitals and universities. Although the Company intends to expand its geographical coverage, current marketing efforts are generally focused on customers located in the states in which the Company has offices.

       The State of Michigan accounted for 23.6 % of revenues in 1996 as a result of a contract assigned in connection with the NSG acquisition in September 1996. Revenues in previous years from the State of Michigan were minimal. Purchases by agencies of the State of Michigan were made pursuant to a blanket agreement expiring in August 1997. There are no assurances that this contract can be extended or that, if rebid, the Company will be awarded an additional contract under the same terms and conditions. The loss of this contract would have a material adverse affect on the Midwest region revenues, however, the Company believes that this adverse affect would be offset by the new customer base developed in the Eastern region.




VENDORS
-------
       The Company purchases the microcomputers and related products it sells directly from certain vendors and indirectly through distributors, such as Inacom Corporation, Intelligent Electronics, Inc. and Ingram Corporation. In general, the Company must be authorized by a vendor in order to sell certain of its products, whether the products are purchased from distributors or directly from the vendor. The Company is an authorized reseller for microcomputer, workstations, and related products of over 30 manufacturers. Sales by the Company of products manufactured by Compaq, Dell, Hewlett-Packard and IBM accounted for between 45% to 55% of revenues during each of the last three fiscal years. Typically, vendor agreements provide that the Company has been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days notice or immediately upon the occurrence of certain events and are subject to periodic renewal. The loss of a major manufacturer or the deterioration of the Company's relationship with a major manufacturer could have a material adverse effect on the Company's business as certain product offerings that are requested by customers would not be available to the Company.

       The Company determines whether to purchase products from distributors or directly from manufacturers by surveying prices and product availability among the manufacturers and the distributors with whom it has contractual relationships. Distributors, which purchase products in large quantities, often are able to offer a better price on products due to volume discounts granted by manufacturers. The Company's contract with Inacom Corp., through which it purchased 20% of its product purchases in 1996, provides competitive pricing and inventory management terms and conditions allowing for ninety day returns of excess salable product, limited returns on opened product and defective returns subject to the policies of the product manufacturers. The agreement is terminable by either party. While the loss of all of the Company's relationships with distributors could result in higher product prices to the Company and potentially reduce the Company's profit margins, the Company believes that the loss of its relationship with any particular distributor would not have a material adverse effect on the Company's results of operations or financial condition due to the availability of other sources of supply. As is customary in the industry, the Company does not have any long-term agreements or commitments, because competitive sources of supply are generally available for such products.


COMPETITION
-----------
       The network integration market is highly competitive. The Company competes with different classes of competitors, depending on the type of business opportunity. For project-oriented sales, the Company competes with system integrators and with computer hardware manufacturers. The Company also competes with a wide variety of local, regional and national hardware resellers for add-on equipment sales. Because the Company is not as price-aggressive as some of these competitors, the Company relies on its sales force to provide superior servicing and post-sale technical support to maintain its customer relationships. Depending on the customer, the Company competes on the basis of technological capability, price, breadth of product offerings and quality of service. Competitors also vary project to project depending upon the geographic location of the work to be performed.

       Although many of its competitors are larger and have significantly greater financial, marketing and human resources and geographic coverage than the Company, the Company believes that it can compete effectively against these competitors on the basis of its extensive experience in the network integration and management market, authorization to sell a broad range of products and established infrastructure.

       Historically, manufacturers, which generally target customers desiring products from only the particular manufacturer, and computer retail chains, which focus principally on product sales, have not consistently served the Company's market component. The entry of such a competitor into the Company's market component could have a material adverse effect on the Company.

Employees
       As of December 31, 1996, the Company employed approximately 238 persons, 73 of whom were sales personnel, 138 of whom were service personnel and the remainder of whom were administrative or management personnel. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good.


ITEM 2.    PROPERTIES

       The Company's corporate headquarters are located in Farmington Hills, Michigan, in a leased facility consisting of approximately 10,000 square feet of office space under a lease expiring in February 1998, for rent totaling $13,300 per month. The Company also leases two technical facilities. One is located in Farmington Hills, Michigan, of approximately 7,000 square feet under a lease expiring in March 1998 for rent totaling $4,100 per month. The other is located in Raleigh, North Carolina of approximately 16,000 square feet under a lease expiring October 2001 for rent totaling $11,500 per month. The Company's telephone help center and other related operations are located in Grand Rapids, Michigan, under a lease assumed in the NSG acquisition. This facility is approximately 14,000 square feet with net rent totaling $15,500 per month, expiring in 1998.

       Additionally, the Company leases direct sales offices totaling approximately 28,000 square feet with lease terms of one to six years, in 16 locations in the United States. The Company believes that its existing facilities and offices and additional space available to it are adequate to meet its requirements for its present and reasonably foreseeable needs.


ITEM 3.    LEGAL PROCEEDINGS

       Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                        PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON
       EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is traded on the Nasdaq Stock Market's SmallCap Market under the symbol "DSYS" and on the Pacific Stock Exchange under the symbol "DSY". The high and low sales prices for the Common Stock on the Nasdaq SmallCap Market during the period from January 1, 1995, through the end of 1996 are set forth in the following table.

               1995             High         Low
               --------------   -------      -------
               1st Quarter      $3.88        $2.50
               2nd Quarter      $3.75        $2.38
               3rd Quarter      $3.94        $2.75
               4th Quarter      $3.75        $2.13

               1996             High         Low
               --------------   -------      -------
               1st Quarter      $3.00        $1.50
               2nd Quarter      $5.56        $2.00
               3rd Quarter      $7.25        $2.88
               4th Quarter      $11.88       $6.18

       As of March 17, 1997 the approximate number of record holders and beneficial owners of the Common Stock was 1,400, based upon securities position listings information available to the Company and the records of the Company's transfer agent.

           The Company has never declared or paid any dividends on its capital stock. The Company currently anticipates that all of its earnings will be retained for development of the Company's business, and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data presented below, as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, are derived from the Company's audited consolidated financial statements, and should be read in conjunction with the Company's audited financial statements and notes thereto and "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". The selected financial data as of December 31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and 1992 are derived from audited consolidated financial statements of the Company which are not included in this report.



                                             YEARS ENDED DECEMBER 31,

                           -------------------------------------------------
                           1996       1995        1994        1993        1992

                                    (In thouseands, except per share data)


Statement of Operations Data:

Total revenues
                           $34,739    $30,506    $22,870   $26,172    $23,018
    Cost of revenues (1,2)  27,174     27,933     19,572    22,383     19,882
                            -------------------------------------------------
Gross profit                 7,565      2,573      3,298     3,789      3,136
    Operating expenses       7,190      3,228      2,725     2,797      3,890
    Other expenses             188        280        864       569        435
                            -------------------------------------------------
Income (loss) before income
    taxes, minority interest
    and extraordinary item     187       (935)      (291)      423     (1,189)
Income tax benefit              55          -          -         -          -
                            -------------------------------------------------
Income (loss before minority
    interest and extraordinary
    item                       242       (935)      (291)      423     (1,189)
Minority interest                3          -          -         -          -
Extraordinary item              76        322          -         -      2,202

                          --------    -------    --------    --------  -------
Net income (loss)         $    321   $   (613)   $  (291)  $   423    $ 1,013
                          ========    ========   ========    ========  =======

                                  Fully                                 Fully             Fully
                        Primary   Diluted  Primary   Primary   Primary  Diluted Primary   Diluted
Net income (loss) per
   common share (5)    $0.12      $0.11    $(0.24)  $(0.22)
                        ====       ====     =====    =====
Proforma income
   per common share (5)                                       $0.30     $0.25   $1.24     $1.01
                                                               ====      ====    ====      ====
Weighted average
   common shares
   outstanding (5)     2,719      3,025    2,560    1,328      1,400    1,700   815       1,030
                       =====      =====    =====    =====      =====    =====   ====      ====
Balance Sheet Data (at period end)

                               1996       1995     1994     1993      1992
                                              (In thousands)
Total assets                   $25,522    $11,938  $11,175  $ 7,421   $ 8,128
Working capital (deficiency)    (1,581)     2,040    3,043     (735)     (356)
Current liabilities             18,890      8,361    6,359    6,562     6,924
Long-term debt                      75        100      234      423     1,186
Stockholders' equity             6,557      3,477    4,581      436        18



(1)       See Note 1 of Notes to Consolidated Financial Statements.

(2) See "Item 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESUTS OF OPERATIONS" for a discussion of the effect of a 1995 charge to cost of revenues for inventory obsolescence.

(3) See "Note 13 of Notes to Consolidated Financial Statements" for a discussion of the effect of the Company's 1996 and 1995 gains on extinguishment of debt.


(4) See "Note 4 of Notes to Consolidated Financial Statements" for a discussion of the effects of the Company's bankruptcy reorganization. For 1992, includes extraordinary gain of $2.2 million relating to the Company's emergence from bankruptcy.

(5) Pro forma amounts in 1992 and 1993 include shares issuable upon exercise of warrants issued in 1992 in connection with the Company's bankruptcy reorganization. Primary amounts do not include 300,000 issued and outstanding shares which were placed in escrow at the closing of the Company's initial public offering. See Note 1 of Notes to Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                 Results of Operations

       The following discussion and analysis compares the financial results for the three year period ending December 31, 1996 and should be read in conjunction with the Company's financial statements and notes thereto. A significant part of a competitive strategy adopted in 1995 was to focus the Company's resources in two areas; accelerating the Company's growth rate, and expanding its network management support services offerings. The results of operations for 1995 and 1996 reflect the implementation of this strategy.

The following discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the failure of the Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company has not previously operated, the ability of the Company to successfully complete the integration of its new offices and divisions into its operations, the relative uncertainties in the market direction of emerging technologies, the Company's ability to develop and sustain new customers in new geographic areas, the potential loss of key personnel within the new regions, the Company's ability to retain the State of Michigan contract and a lack of market acceptance of the Company's products and services in the new regions.


    For the periods indicated, the following table sets forth selected items from the Company's Consolidated Statements of Operations, expressed as a percentage of total revenues:


YEARS ENDED DECEMBER 31,

                                      1996          1995           1994
Revenues:
    Net sales                         81.2%         92.5%          88.3%
    Service revenue                   18.8%          7.5%          11.7%
      Total revenues                  100%          100%           100%

Cost of revenues:
    Cost of sales                     66.1%         87.7%          79.9%
    Cost of service revenue           12.4%          3.8%           5.7%
       Total cost of revenue          78.5%         91.5%          85.6%

Gross profit                          21.5%          8.5%          14.4%

Operating expenses                    20.5%         10.6%          11.9%
Other expenses                         0.5%          1.0%           3.7%

Income(loss)before income taxes,
    minority interest and
    extraordinary item                 0.5%         -3.1%          -1.2%

Income taxes                           0.2%          0.0%           0.0%

Income(loss)before minority
    interest and extraordinary item    0.7%         -3.1%          -1.2%

Minority interest
Extraordinary item                     0.2%          1.1%           0.0%

Net income(loss)                       0.9%         -2.0%          -1.2%
                                     ======        ======         ======


             Year Ended December 31, 1996
       Compared to Year Ended December 31, 1995




REVENUES.
--------
       The Company's total revenues reached another new high in 1996 rising by 15.3% to $34.7 million compared to $30.1 million in 1995, primarily due to the Company's acquisitions of UNS and NSG and, to a lesser extent, due to the expansion into the eastern region of the United States. The NSG acquisition resulted in the assignment of the State of Michigan contract which directly contributed 23.6% of 1996 total revenues. The Company's direct product sales component of the business remained flat at $28.2 million in 1996 and 1995 as management continued to
focus on   new account penetration through the offerings of
services in conjunction with product sales. The Company was able to secure certain net sales by leveraging its strategic vendor alliances and partnering with these vendors in manufacturer direct sales efforts. However, these efforts only offset the flat or decreasing sales that were anticipated prior to the NSG acquisition and geographic expansion which occurred late in the year.

       Net sales for 1997 are expected to be significantly greater as a result of the acquisition of NSG and UNS and the expansion into the eastern region of the United States.

       Service revenues increased $3.2 million in 1996 from 1995 to 18.8% of total revenues compared to 7.5% in 1995. This increase is primarily due to the Company allocating its resources to further develop its capabilities to deliver advance service and remote and on site network management offerings. The Company believes that as a result of the internal service infrastructure developed in 1995 and 1996, the affiliation with UNS (see "Item I
- Business - Business Strategy"), and the addition of highly-skilled technical resources through the eastern region expansion, it is well positioned to significantly increase service revenues in both volume and percentage of sales in 1997.

COST OF REVENUES.
----------------
       Cost of revenues in 1996 included the effects of the NSG and UNS acquisitions and the Company's expansion into the eastern region of the United States. Management refocused the Company's business in conjunction with these changes by shifting resources away from the lower margin direct product component of the Company, in favor of the higher returns expected from these new components. Primarily as a result of this activity, cost of revenues decreased to 78.5% of total revenues in 1996 from 91.5% of total revenues in 1995.

       Cost of sales decreased as a percentage of total revenues to 66.1% in 1996 from 87.7% in 1995 and decreased as a percentage of net sales to 81.4% in 1996 from 94.9% in 1995. This decrease was primarily due to the Company's continued focus on larger project installation sales as well as its 1996 addition of private label computer products and application development.
Cost of service revenues increased to 12.4% of total revenues in 1996 from 3.8% of total revenues in 1995 due to the significant increase in total service revenues. Conversely, cost of service revenue increased to 66% of service revenue in 1996 from 51% in 1995. This increase was primarily due to the employment of significant technical resources in the fourth quarter in anticipation of greater service revenue opportunities in 1997.

       The Company also incurred research and development expenses of $25,000 in 1996 in connection with the development of its network management service offerings, as well as other infrastructure costs. The Company believes that the market for its network management services is characterized by rapid technological advancement. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and processes, as well as in enhancements to existing processes including research and development efforts of the Company and UNS, subject to constraints on working capital. The Company had research and development expenses of $82,000 in 1995.

OPERATING EXPENSES.
------------------
       Operating expenses increased to 20.5% of total revenues in 1996 from 10.6% of total revenues in 1995. Sales expenses increased to 12.5% of total revenues in 1996 versus 6.3% of total revenues in 1995. General and administrative expense was up to 8.2% of total revenues in 1996 from 4.3% of total revenues in 1995. These increases were due primarily to start-up expenditures and the temporary duplicative expenses resulting from the expansion of the operations through the acquisition of NSG and the additional eastern region direct sales offices. The company believes that both operating and sales expenses as a percentage of total revenues will decrease by the second half of 1997 as the temporary expenses associated with the acquisition of NSG and the addition of the eastern region sales offices are eliminated.

OTHER EXPENSES.
---------------
       Other expenses decreased $95,000 in 1996 to 0.5% of total revenues, due primarily to the increase of $86,000 in interest income earned from the investment of the balance of the proceeds of the 1994 public offering, and miscellaneous UNS income of $74,000. The decrease was partially offset by a $119,000 decrease in interest expense due primarily to the Company's success at negotiating more advantageous payment terms with its key vendors, and to a lessor degree to the 1996 reduction in the Company's bank borrowing rate to .25% above prime compared to the 1995 rate of .75% above prime.

             Year Ended December 31, 1995
       Compared to Year Ended December 31, 1994

REVENUES.
--------
       The Company's total revenues reached a new high in 1995 rising by 33.4% to $30.1 million compared to $22.9 million in 1994, driven primarily by the Company's 1995 accelerated growth goal. The Company utilized its direct product sales component of the business to achieve this growth resulting in a net sales increase of 39.7% to $28.2 million in 1995, compared to $20.2 million in 1994. Management focused the direct product sales efforts to increasing per customer volume distribution and to new account penetration. To a lesser degree, the Company was able to increase its net sales by leveraging its strategic vendor alliances and partnering with these vendors in manufacturer direct sales efforts. Product returns decreased to 2.9% from 3.7% of net sales in 1994 representing increased quality control systems developed to address possible customer configuration incompatibilities.


       Service revenues declined $376,000 in 1995 from 1994 to 7.5% of net sales compared to 11.7% in 1994. This decrease is primarily due to the Company allocating its service revenue support resources to the research and development of its service network offerings. To a lesser degree, the decline was attributable to the 1995 sales compensation plan that was implemented to incent increased product sales revenues, in lieu of service revenues, as a part of the Company's 1995 revenue growth plan. The Company believes that as a result of the internal service infrastructure developed in 1994 and 1995, the affiliation with UNS (see "Item I - Business - Business Strategy"), and the 1996 compensation plan that incents the marketing of these newly developed network offerings, it is well positioned to significantly increase the service revenues in both volume and percentage of sales in 1996.

COST OF REVENUES.
----------------
       Cost of revenues for the fourth quarter of 1995 included the impact of a $620,000 charge to cost of sales to cover the Company's likely risk of future inventory obsolescence as the technology curve outpaces the Company's ability to sell off current inventory supplies. Management believes a significant reduction in inventory levels is appropriate to improve capital liquidity and to restructure the Company's business to address the emerging network management opportunity by shifting resources away from the lower margin direct product component of the Company, in favor of the higher returns expected from the network management component. Primarily as a result of this charge, cost of revenues increased to 91.2% of total revenues in 1995 from 85.6% of total revenues in 1994. To a lesser degree, cost of revenues was affected by the Company fulfilling the product phases of a few key high volume contracts with low margins recognized on the fulfilled phases. Subsequent phases of these contracts will result in increased overall product and service profitability.

       Cost of sales increased as a percentage of total revenues to 87.7% in 1995 from 79.9% in 1994 and increased as a percentage of net sales to 94.9% in 1995 from 90.5% in 1994. Cost of service revenues decreased to 3.8% of total revenues in 1995 from 5.7% of total revenues in 1994 due to the significant increase in total net sales and a reduction in service revenues. Conversely, cost of service revenue increased to 51% of service revenue in 1995 from 48.7% in 1994. This increase was primarily due to stable fixed expenses supporting a decreased revenue base, the increase in service subcontractor costs, and to a lesser extent, due to the temporary differences in the recognition of service revenues invoiced in 1995, which produced a 29% increase in deferred revenues in 1995 compared to 1994. The actual dollar cost of service revenue decreased to $1.2 million in 1995 from $1.3 million in 1994, resulting from the elimination of the variable expenses associated with the decreased revenue.

       The Company also incurred research and development expenses of $82,000 in 1995 related to the development of its network management service offerings. The Company believes that the market for its network management services is characterized by rapid rates of technological advancement. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and processes, as well as in enhancements to existing processes including research and development efforts of the Company and UNS, subject to constraints on working capital. The Company had no such expenses in 1994 or 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.
--------------------------------------------
       Selling, general and administrative expenses decreased to 10.6% of total revenues in 1995 from 11.9% of total revenues in 1994. Sales expenses also decreased to 6.3% of total revenues in 1995 versus 7.2% of total revenues in 1994. General and administrative expense was down to 4.3% of total revenues in 1995 from 4.7% of total revenues in 1994. These decreases were due primarily to economies of scale and to the Company's success at significantly increasing total revenues and a less than proportionate increase in the costs of sales and support.

OTHER EXPENSES.
--------------
       Other expenses decreased $584,000 in 1995 to 1.0% of total revenues, due primarily to the one time expense of $389,000 incurred in 1994 in connection with the settlement of a disputed bankruptcy claim. The decrease was also partially due to decreased interest expense and to increased interest income from the investment of the 1994 initial public offering proceeds (see "Financial Condition").

                  FINANCIAL CONDITION


       As of December 31, 1996, total cash and cash equivalents totaled $1.5 million, a decrease of $1.7 million from 1995. Cash used in operating activities for 1996 was $4,380,000 compared to cash used of $50,000 in 1995, which primarily resulted from significant increase in sales during the last quarter of the
year.    This utilization was due primarily to an increase in
accounts receivable of 141% ($6,800,000) in 1996 over 1995 and was partially offet by a $3,618,000 increase in accounts payable. Investing activities consumed $1,900,000 during 1996 compared to $96,000 in 1995 for major investments in components and computer equipment and the acquisition of UNS and NSG.

       The working capital deficiency as of December 31, 1996 was $1.46 million compared to working capital of $2.04 million as of December 31, 1995. The use of $1,133,000 in cash reserves to purchase NSG, the $600,000 investment made in connection with the network management center during 1996 as well as the investments in general infrastructure needed to support the anticipated increase in marketing activities had an adverse effect on the Company's working capital. Since the decrease in cash reserves related to the NSG acquisition occured on the end of the third quarter, this deficiency did not affect the Company's ability to operate in 1996. To offset the 1996 decrease in working capital, the Company called its outstanding warrants in 1997 and raised net proceeds of approximately $7.4 million upon the exercise of over 1,256,000 common stock purchase warrants, resulting in a significant improvement in the Comopany's financial position in the first quarter of 1997.

       The Company finances its business primarily through funds generated internally through operations, trade credit and advances under its $15 million line of credit with NBD Bank (the "Bank"). The line of credit is secured by substantially all of the Company's assets, with the exception of those inventory assets acquired under the IBM credit line, and is due on demand by the Bank. As of December 31, 1996, the line of credit bore interest at .25% over the Bank's prime rate (effective rate of 9.0% at December 31, 1996). Borrowing under the line of credit is limited by a formula calculated as the sum of 85% of qualified receivables less than 90 days old and 25% of eligible inventory and spare parts up to $2,250,000. As of December 31, 1996, the formula permitted borrowings of up to $10,139,124, of which $9,225,211 was outstanding.

       The term of the current agreement extends to November 30, 1997, renewable annually, and can be terminated at any time by the Company or the Bank. The agreement contains certain covenants requiring the Company's receivables to be genuine and free of all other encumbrances and requiring the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. The Company believes it is in compliance with these covenants to the satisfaction of the Bank.

       The Company finances certain inventory sales through a secured finance agreement with IBM Credit Corporation. As of December 31, 1996, there was $550,000 outstanding under which the agreement extends a maximum of $1,250,000 in secured funds to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. To secure payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory financed through this agreement equal to the amount of the outstanding debt. This agreement allows for thirty (30) days interest-free borrowings of eligible inventory and net 15 discount percentages tied to the prime rate. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation.

          Under the final settlement of the Company's Plan of Reorganization, the Company is obligated to pay approximately $114,000 as of December 31, 1996 and has been released from the prior contingent obligation. A total amount of $275,000 is payable to the Chairman of the Board and one of the Company's directors, in three equal annual installments beginning June 1998 under certain 13% subordinated notes issued pursuant to the Plan of Reorganization. With the Plan of Reorganization completed, the Company, at its option, may accelerate the payment of this obligation. The subordinated notes are accounted for net of a related $200,000 note receivable from the Chairman. There are no further payment requirements anticipated as the bankruptcy case has been closed by final decree as of January 16, 1997.

       With the exception of the Company's expected further investment in UNS, the amount of which is not determinable at this time and the continued development of its network management center and support offerings, the Company has no other material commitments for capital expenditures.

       The Company believes that the combination of present cash balances, future operating cash flows, the net proceeds from the successful call for redemption of its outstanding Stock Purchase Warrants, and current credit facilities will be adequate to fund the Company's internal growth and current short and long term cash flow requirements.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

       The financial statement schedule required by this item is listed in response to Item 14 of this Report on Form 10-K and is filed as part of this report.

             INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Independent Auditors' Reports                                      17-18

Consolidated Balance Sheets as of December 31, 1996 and 1995          19

Consolidated Statements of Operations for the Years Ended
    December 31, 1996, 1995 and 1994                                  20

Consolidated Statements of Stockholders' Equity  for the Years
    Ended December 31, 1996, 1995 and 1994                            21

Consolidated Statements of Cash Flows for the Years Ended
    December 31,1996,1995 and 1994                                    23

Notes to Consolidated Financial Statements                            24-34

             Independent Auditors' Report

The Board of Directors and Stockholders
Data Systems Network Corporation:

We have audited the accompanying consolidated balance sheets of Data Systems Network Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data Systems Network Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Detroit, Michigan

March 4 , 1997

             Independent Auditors' Report

To the Board of Directors and Shareholders of Data Systems Network Corporation
Farmington Hills, Michigan

We have audited the statements of operations, stockholders' equity and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the
Corporation's management.   Our responsibility is to express an
opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Detroit, Michigan

March 10, 1995


                     DATA SYSTEMS NETWORK CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                           December 31,       December 31,
                                           ------------       -------------
                                               1996               1995
                                           ------------       -------------
               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents              $1,522,434         $  3,171,544
    Accounts receivable (net of allowance
     of $67,609 and $39,967 at December 31,
    1996 and 1995, respectively (Note 7)   12,102,794            5,249,771
    Notes receivable                          564,059              692,387
    Inventories (Note 7)                    2,563,201              992,922
   Other current assets                       646,112              294,236
                                          ------------        -------------
        Total current assets            $  17,398,600         $ 10,400,860
                                          ============        =============

SERVICE PARTS, net                          1,471,284            1,169,781

PROPERTY AND EQUIPMENT, net (Note 5)        1,811,923              297,029
GOODWILL, net (Note 2)                      4,291,312
OTHER ASSETS                                  549,056               70,743
                                          -----------         ------------
TOTAL ASSETS (Note 7)                    $ 25,522,175          $11,938,413

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank line of credit (Note 7)         $  9,225,211          $ 3,956,000
    Current portion of long-term
      debt (Note 8)                                                213,039
    Accounts payable (Note 7)               7,594,346            3,449,520
    Accrued liabilities (Note 6)              813,831              514,693
    Deferred maintenance revenues           1,256,566              228,060
                                           ----------           ----------
        Total current liabilities          18,889,954            8,361,312

LONG-TERM DEBT (less current portion)
    (Note 8)                                   75,000              100,000

COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)

STOCKHOLDERS' EQUITY (Notes 4 and 14):
    Preferred stock, authorized 1,000,000
      shares, none outstanding
    Common stock ($.01 par value; authorized
      10,000,000 shares; issued and outstanding
      3,255,000 and 2,715,000 shares at December 31,
      1996 and 1995,respectively)             32,550               27,150
    Additional paid-in capital             9,139,153            6,385,047
    Accumulated deficit                   (2,614,482)          (2,935,096)
                                          ----------            ---------
        Total stockholders' equity         6,557,221            3,477,101
                                          ----------            ---------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $  25,522,175         $ 11,938,413
                                         ===========           ==========

See notes to consolidated financial statements



                           DATA SYSTEMS NETWORK CORPORATION
                              CONSOLIDATED STATEMENTS OF
                                     OPERATIONS

                                 For the Years Ended

                                                December 31,

                                  1996               1995         1994
                                  -----------        ----------   ---------
REVENUES:

   Net sales                      $28,194,474        $28,209,390  $20,196,852
   Service revenue                  6,544,606          2,297,170    2,673,517
                                  -----------        -----------  -----------
         Total revenues            34,739,080         30,506,560   22,870,369

COST OF REVENUES:
   Cost of sales                   22,972,345         26,760,288   18,269,356
   Cost of service revenue          4,201,706          1,172,490    1,302,845
                                   ----------         ----------   ----------
         Total cost of revenues    27,174,051         27,932,778   19,572,201

GROSS PROFIT                        7,565,029          2,573,782    3,298,168

OPERATING EXPENSES:
   Selling expenses                 4,356,569          1,922,517    1,641,226
   General and administrative
     expenses                       2,833,223          1,306,020    1,084,228
                                    ---------          ---------    ---------
        Total operating expenses    7,189,792          3,228,537    2,725,454

INCOME (LOSS) FROM OPERATIONS         375,237           (654,755)     572,714

OTHER INCOME (EXPENSES):
   Interest expense                  (580,304)          (461,572)    (500,453)
   Interest income                    267,886            181,635       25,718
   Other                              124,301                        (388,909)
                                     --------           ---------    ---------
         Total other expenses,net    (188,117)         (279,937)     (863,644)

INCOME (LOSS) BEFORE INCOME TAXES,
   MINORITY INTEREST AND
   EXTRAORDINARY ITEM                 187,120          (934,692)     (290,930)
INCOME TAX BENEFIT (Note 10)           55,000
                                     --------          ---------     --------
INCOME (LOSS) BEFORE MINORITY
   INTEREST AND EXTRAORDINARY ITEM    242,120          (934,692)     (290,930)
MINORITY INTEREST IN SUBSIDIARY         3,000
EXTRAORDINARY ITEM -Gain recognized
   upon extinguishment of debt
  (Note 13)                           (75,494)          321,962
                                     --------          --------      --------
NET INCOME (LOSS)                    $320,614         $(612,730)    $(290,930)

                                          Year December ended 31,
                                  1996          1996         1995      1994
                                                Fully
                                  Primary       Diluted      Primary   Primary

INCOME (LOSS) PER COMMON SHARE:
Income(loss) before
  extraordinary item                $0.09         $0.08       $(0.36)  $(0.22)
Extraordinary item                  $0.03         $0.03        $0.12
                                  -------       -------      -------   ------
Net income (loss)                   $0.12         $0.11       $(0.24) $ (0.22)
                                  =======       =======       ======= =======

Weighted average number
  of shares outstanding         2,719,091       3,025,110  2,560,281  1,328,479
                                =========       =========  =========  =========
                         See notes to consolidated financial statements

           DATA SYSTEMS NETWORK CORPORATION
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 For the Years Ended December 31, 1996, 1995 and 1994

                                                      Retained
                                           Additional Earnings
                    Preferred   Common     Paid-in    (Accumulated
                      Stock      Stock     Capital     Deficit)    Total
                    ---------   ------     -------    ----------   -----
BALANCES,
  DECEMBER 31, 1993  None       $14,450    $2,453,099 ($2,031,436)    $436,113
  Issuance of common stock,$.01
   par value, et of offering
   costs (Note 3)                12,700     4,423,185                4,435,885

   Net loss                                              (290,930)    (290,930)
                    ----------  -------     ----------   ----------  --------
BALANCES,
  December 31,1994   None       $27,150    $6,876,284  ($2,322,366) $4,581,068
   Additional common
   stock, net of
   offering costs                            (169,275)                (169,275)
   Acquisition of
   warrants for 109,719
   shares of common
   stock (Note 13)                           (321,962)                (321,962)
   Net loss                                               (612,730)   (612,730)
                    ---------- ---------    ----------   ----------  --------
BALANCES,
  December 31,1995   None       $27,150     $6,385,047 ($2,935,096) $3,477,101
   Acquisition of
   warrants for 10,413                         (75,494)                (75,494)
   shares of common
   stock (Note 13)
   Issuance of common
   stock in connection
   with acquisition (Note 3)      5,400      2,829,600               2,835,400
  Net income                                               320,614     320,614
                    ----------  --------    ----------    ---------  ---------
BALANCES,
 December 31,1996    None       $32,550     $9,139,153 ($2,614,482) $6,557,221
    See notes to consolidated financial statements.

                         DATA SYSTEMS NETWORK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  1996          1995          1994
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss)                 $ 320,614     $ (612,730)   $ (290,930)
 Adjustments to reconcile
   income (loss) to net cash
   provided by (used in)
   operating activities:
   Depreciation and amortization     365,227        381,910        377,342
   Settlement with unsecured creditor     -              -         388,909
   Extraordinary gain               (75,494)      (321,962)              -
   Provision for doubtful
     receivables                     27,642        (24,195)         26,772
  Provision for inventory
     obsolescence                   195,767         701,976        139,433
  Changes in assets and liabilities
     that provided (used) cash net
     of effects  of acquisitions:
       Accounts receivable       (6,796,277)     (1,222,831)      (731,699)
         Notes receivable           128,328        (692,387)
         Inventories             (1,766,046)        441,638        167,666
         Other current assets       (85,216)       (227,073)       (18,759)
         Service parts              310,549         (27,321)      (517,904)
         Other assets              (380,024)        (24,215)          (658)
         Accounts payable         3,618,417       1,664,934      1,086,909
         Accrued liabilities       (410,136)       (138,474)       236,998
         Deferred maintenance
           revenues                 169,852          51,245         89,042
                                  ---------       ---------      ---------
            Net cash provided by
             (used in) operating
             activities          (4,376,797)        (49,485)       953,121
                                 ----------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment,
   net of effect of acquisitions   (771,411)        (95,899)      (219,897)
   Purchase of UNS common stock      (7,000)
   Payments for NSG net assets
    including transaction costs  (1,133,035)
                                 -----------       ----------    ----------
            Net cash used in
            investing activities (1,911,446)        (95,899)      (219,897)
                                 ----------        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments)
    under bank line of credit     4,664,133         977,335     (1,801,439)
   Payment of principal on
    on long-term debt               (25,000)       (687,170)      (392,084)
   Proceeds from issuance of common
    stock (net of offering costs)                  (169,275)     4,619,018
                                  ----------       ---------     ---------
            Net cash provided by
             financing activities  4,639,133        120,890      2,425,495
                                  ----------       ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS       (1,649,110)       (24,494)     3,158,719

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR             3,171,544       3,196,038        37,319
                                  ----------      ----------    ----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                  $1,522,434      $3,171,544    $3,196,038
                                  ==========      ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
      Cash paid during the year for:
                 Interest           $559,438        $468,535      $567,565
                                  ==========      ==========    ==========
                 Income taxes       None             None         None
                                  ==========      ==========    ==========



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:


In February 1996, the Company purchased common stock of UNS for $7,000. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                  $204,745
Goodwill acquired                               999,078
Cash paid for capital stock                      (7,000)
                                             ----------
Liabilities Assumed                          $1,196,823
                                             ==========


In September 1996, the Company purchased the net assets of The
Network Systems Group (NSG) of SofTech, Inc. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                $1,870,579
Goodwill acquired                             3,390,008
Common stock issued to seller                (2,835,000)
Cash paid for net assets                       (890,000)
Transaction costs incurred                     (243,035)
                                             ----------
Liabilities Assumed                          $1,292,552
                                             ==========

During 1996, the Company was able to negotiate with its unsecured creditors and reached a settlement to finalize all outstanding claims in connection with the Plan of Reorganization for approximately $114,000. This final liability has been recorded in accounts payable. In negotiations with one creditor, a claim for inventory of approximately $97,000 was released in lieu of any further claims against the Company.

In March 1995, the Company and one of its unsecured creditors reached a settlement in connection with the Company's Plan of Reorganization. Accordingly, a liability of $370,909 was recorded in long-term debt at December 31, 1994. An additional $18,000 in legal fees was also included in liabilities.


    See notes to consolidated financial statements.

           DATA SYSTEMS NETWORK CORPORATION
      NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  Summary of Significant Accounting Policies

ORGANIZATION.   The accompanying consolidated financial statements
include the accounts of Data Systems Network Corporation and its 70% - owned subsidiary, Unified Network Services, Inc. ("UNS") and the operation of the Network Systems Group ("NSG") from their respective dates of purchase (Note 2). The principal activities of Data Systems Network Corporation (the "Company") involve the sales of microcomputer and network hardware and software and the performance of maintenance and advance services, such as network management, imaging and systems consulting, to major corporate customers in the United States. The Company's corporate headquarters are in Michigan. Additionally, there are two technical centers, one in Michigan and one in North Carolina, and 16 direct sales offices located throughout the United States.

RECENT ACCOUNTING PRONOUNCEMENTS.   In March 1995, the Financial
Accounting Standards Board "(FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS 121"), which becomes effective for fiscal years beginning after December 15, 1995. SFAS 121 established standards for determining when impairment losses on long lived assets have occurred and how impairment losses should be measured. The Company adopted SFAS 121 effective January 1, 1996. The financial statement impact of adopting SFAS 121 was not material.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement, shall disclose the pro forma effects on earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

CASH AND CASH EQUIVALENTS. For the purposes of cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

INVENTORIES are stated at the lower of cost or market. The Company establishes an allowance for inventory obsolescence on a specific identification basis and such allowance is adjusted periodically for additions to and disposal of the identified items.

SERVICE PARTS are stated at cost, and represent equipment spares utilized for service contracts. Amortization is computed and is included in cost of service revenue using the straight-line method over their estimated useful lives of five and seven years. Accumulated amortization was $886,130 and $662,556 at December 31, 1996 and 1995, respectively.

PROPERTY AND EQUIPMENT are stated at cost. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the respective assets ranging from five to seven years.

GOODWILL which represents the excess of purchase price over fair value of net assets acquired is being amortized on a straight-line basis over twenty years, which is the estimated future period to be benefited. Goodwill will be periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization was $97,774 at December 31, 1996.

INCOME TAXES are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

RESEARCH AND DEVELOPMENT costs are expensed as incurred.
Research and development costs amounted to $24,516 and $82,052 in 1996 and 1995, respectively.

USE OF ESTIMATES The preparation of financial statements in conformity of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS consist primarily of cash and cash equivalents, bank line of credit, long-term debt, accounts receivable and accounts payable. At December 31, 1996 and 1995, the fair value of these financial instruments approximates the carrying amount.

REVENUE RECOGNITION Revenue for consulting, network installation services, time and materials services, and training is recognized when the services are rendered. Revenue from the sale of merchandise is recognized when shipped. Revenue from the sales of after-installation service maintenance contracts is deferred and recognized as income on a straight-line basis over the lives of the respective contracts.

PRODUCT RETURNS are credited in the month they are authorized and accepted, which approximates the results in each year using the accrual method. The Company's customers have no contractual rights to return products. The Company determines whether to accept product returns on a case by case basis and will generally accept product returns only upon payment of a restocking fee and/or if the products may be returned to the manufacturer. For the years 1996, 1995, and 1994, the returns were equal to 2.1%, 2.9% and 3.7%, respectively, of gross sales. The Company offers no warranty separate from the product manufacturers' warranties.

INCOME(LOSS) PER COMMON SHARE is computed using the weighted average number of shares of Common Stock outstanding during the period, adjusted for the effects of the stock split effective May 17, 1994 (Note 3). The warrants issued in connection with the Company's Plan of Reorganization are considered Common Stock equivalents. Fully diluted earnings per share include 300,000 common shares that were placed in escrow pursuant to the Company's initial public offering (Note 3). Common shares issuable under stock options have been considered in the computations of primary and fully diluted earnings (loss) per share.

2. ACQUISITIONS

On February 22, 1996, the Company purchased 70% (7,000 shares) of UNS for $7,000, in a transaction accounted for as a purchase.
The purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $999,078, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method.

Effective September 3, 1996, the Company purchased the assets and operations of The Network Services Group of SofTech, Inc. ("SofTech"), and assumed certain liabilities from SofTech. The acquisition has been accounted for as a purchase. In exchange for certain assets and liabilities, SofTech received cash in the amount of $890,000 and 540,000 shares of the Company's common stock valued at approximately $2,835,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $3,390,008, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method.

Operating results of these acquired operations are included in the consolidated financial statements from their respective dates of purchase.

PROFORMA FINANCIAL INFORMATION

The following unaudited pro forma financial statements were prepared to illustrate the effects of the NSG acquisition as if it had occurred on January 1, 1995. The operation of UNS, from the inception of its corporate existence, to the date of purchase by the Company were not deemed to be material to the overall financial statement presentation. The pro forma adjustments are based on the available information and upon certain assumptions the Company believes are reasonable. The pro forma financial statements do not purport to represent what the Company's financial statements would actually have been if such transaction in fact had occurred on January 1, 1995, or to project the Company's financial statements for any future period. The adjustments below reflect the elimination of goodwill recorded in connection with the transaction.




           Pro forma Statement of Operations
     for the Year Ended December 31, 1996 and 1995
                    (in  thousands)

                                        1996            1995
Total revenue                           $57,382         $68,419
                                       =========        ========
Loss before  extraordinary items         (2,689)         (1,996)
                                       =========        ========
Net loss                               $ (2,610)        $(1,674)
                                       =========        ========
Loss per common share                   $ (0.96)         $(0.65)
                                       =========        ========


3.  INITIAL PUBLIC OFFERING

On May 17, 1994, the Company increased the number of its authorized shares of Common Stock to 10 million shares, increased the number of its authorized shares of preferred stock to 1 million shares, assigned a par value of $.01, and a 1.7 to 1 stock split became effective. Weighted average number of shares outstanding, earnings per share information, par value of Common Stock and additional paid-in capital have been retroactively restated to give effect to the stock split.

On November 7, 1994 the Company completed its initial public offering ("IPO") of 600,000 units, ("Units"), with each unit consisting of two shares of Common Stock and two Redeemable Common Stock Purchase Warrants ("Warrants"), at a price of $10.00 per Unit before commissions and expenses. In addition, the representative of the underwriters exercised a portion of the over-allotment option to purchase 35,000 additional Units at a price of $10.00 per Unit before commissions and expenses as of November 30, 1994. The Common Stock and Warrants are immediately detachable and separately transferable. Each Warrant entitles the holder to purchase one share of Common Stock for a five year period from the date of the initial offering. The Warrants are exercisable at a price of the $6.25 per share (Note 14). The Company realized gross proceeds totaling $6,350,000 from the offering, before expenses, fees and commissions. Net proceeds, after expenses, fees and commissions, were $4,266,610.

4. PLAN OF REORGANIZATION

On August 30, 1991, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States
Bankruptcy Court for the Eastern District of Michigan (the
"Bankruptcy Court").

On May 22, 1992, the Company's Third Amended Plan of
Reorganization (the "Plan of Reorganization") was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective after the close of business on June 30, 1992 and the final decree which ordered the case closed was issued January 16, 1997.

Under the terms of the Plan of Reorganization, the Company's bank was issued fully paid warrants for 5% of the authorized common stock of the Company at that time, 85,000 shares, exercisable at any time at $.006 per share. Such warrants have been recorded as additional paid-in capital as of December 31, 1992 at the value per share at which the new Common Stock was issued, as their issuance was reasonably certain.

Pursuant to the Plan of Reorganization, the holders of approximately $3.3 million of trade and other miscellaneous claims will receive approximately $1.18 million (45% of allowed claims). An additional $848,942 was allowed during March 1995 resulting in the recognition of an additional liability of $370,909 at December 31, 1994. As of December 31, 1995,
approximately $213,000 is payable. This amount and any additional contingent payments were settled for approximately $114,000 in September 1996 (Note 13).

Such holders were also to receive fully paid warrants for 170,000 of the Company's authorized common stock when all claims are fully settled, exercisable at any time at $.006 per share. The warrants have been recorded as additional paid-in capital at the value per share at which the new common stock was issued, as their issuance was reasonably certain. During 1996 and 1995, the Company entered into negotiations with certain unsecured creditors resulting in the acceleration of scheduled payments in exchange for forgiveness of related warrant debt (Note 13).

In connection with the Plan of Reorganization, the Company issued 1,445,000 shares of new Common Stock to two individuals (previously owners of 51% of the Company prior to the Plan of Reorganization) for $100,000 and other consideration. In connection with the issuance of the new Common Stock 13% subordinated notes payable were issued in exchange for a total consideration of $300,000 ($100,000 in cash and $200,000 in a promissory note receivable).



5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                       1996         1995
                                       ------       ------

Computer equipment                  $2,005,385    $667,037
Furniture and fixtures                 427,210     212,696
Leasehold Improvements                 166,567      11,348
Research and development equipment      80,000      80,000
                                     ---------    --------
  Total                              2,679,162     971,081
Less accumulated depreciation and
  amortization                         867,239     674,052
                                     ---------    --------
Property and Equipment, net         $1,811,923    $297,029
                                     =========     =======

6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                               1996                  1995

Other                          $245,028              $151,193
Compensation and benefits       221,944
Customer advances               108,019
Federal income taxes            100,000
State taxes                      69,478               263,076
Interest                         55,416                34,550
Payroll and related taxes                              54,613
Professional fees                13,946                11,261
                               --------               -------
Total                          $813,831              $514,693
                               ========              ========


7. LINES OF CREDIT

The Company has a bank line of credit of $15 million bearing interest at a rate of .25% over the bank's prime rate (effective rate of 9.0% at December 31, 1996). Borrowing limits are determined based on a collateral formula which includes 85% of qualified trade receivables and 25% of eligible inventory and spare parts up to $2,250,000. The term of the current agreement extends to November 30, 1997, is renewable annually and can be terminated at any time by the borrower or lender. As of December 31, 1996, available credit under this line was $913,913.

The bank line of credit agreement contains certain covenants requiring the Company's receivables to be genuine and free of all other encumbrances and requiring the Company's inventory to be kept at designated locations and free of all other encumbrances.

On July 28, 1995 the Company entered into a secured finance agreement with IBM Credit Corporation. As of December 31, 1996, the agreement extended a maximum of $1,250,000 in secured funds to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett
Packard, IBM and Lexmark. Use of this credit line is at the Company's option. To secure payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt.
This agreement allows for thirty (30) day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at December 31, 1996 is approximately $555,000 and has been included in accounts payable.

8.  LONG-TERM DEBT

Long-term debt consists of the following at December 31:
                                                           1996       1995
Claims payable to the Company's unsecured creditors in
the original face amount of $1.18 million (exclusive
of agreed upon offsets and credits)                               $213,039

13% subordinated notes payable to the Company's
majority stockholders in a principal amount of $275,000
and $300,000 at December 31, 1996 and 1995, respectively
due in 2000. If the appropriate conditions are met, the
holders may require the Company to redeem the notes in
three equal annual installments of $167,800 including
interest beginning July 1, 1998 through July 1, 2000.
Offset against this amount is a promissory note of
$200,000 receivable from the Company's Chairman and
Chief Executive Officer which was given in
consideration of the subordinated notes.               75,000      100,000
                                                       ------      -------
                                               Total   75,000      313,039
                                Less current portion               213,039
                                                       ------      -------
                            Due after one year        $75,000     $100,000
                                                      =======     ========
9.  LEASES

The Company has entered into several noncancelable operating leases for office space, computer equipment, and certain furniture and fixtures which will expire at various dates through 2002. Approximate future minimum annual rentals under noncancelable operating leases as of December 31, 1996 are as follows:

           1997           $1,130,500
           1998              636,300
           1999              334,000
           2000              210,000
           2001              188,900
           2002                4,200
                             -------
                          $2,503,900
                          ==========

Total rent expense for the years ended December 31, 1996, 1995, and 1994 was approximately $595,000,
$257,000 and $291,000, respectively.

10.  Income Taxes

The tax effects of temporary differences that give rise to significant portion of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below:

                                                 1996               1995
                                                 ----               -----
Current deferred tax assets (liabilities):
   Capitalized inventory costs                  13,000             13,000
   Allowance for obsolete inventories          407,300            306,000
   Prepaid costs                               (57,300)                 0
   Deferred maintenance revenues                 2,000                  0
   Accrued liabilities                          18,000                  0
   Allowance for doubtful accounts              22,000             14,000
                                               -------            -------
    Total current deferred taxes               405,000            333,000

Noncurrent deferred tax assets (liabilities):

   Net operating loss carryforwards            180,000            225,000
   Depreciation and amortization               216,000            183,000
                                               -------            -------
    Total noncurrent deferred taxes            396,000            408,000

Total net deferred taxes                       801,000            741,000
Less valuation allowance                      (621,000)          (741,000)
                                              --------            -------
Total deferred taxes                           180,000               None
                                              ========            =======
The reconciliation of the tax expense at
statutory rates to the reported tax
expense is as follows:
                                    1996          1995               1994
                                  ------         -----              -----
Federal and state income taxes
  (benefit at statutory rates)    91,000     ($208,300)          ($99,000)
State income taxes, net of
  Federal income taxes            16,000
Nondeductible expense             10,000        11,000             10,000
Extraordinary gain               (26,000)     (109,000)
Other                            (26,000)       35,000
Increase(decrease) in deferred
  tax asset valuation allowance (120,000)      271,000             89,000
                                --------       -------            -------
Income tax(benefit) reported     (55,000)         None               None
                                ========       =======            =======

A reconciliation fo the current tax expense is as follows:

                                    1996          1995               1994
                                   -----         -----              -----
Current Federal tax expense     $100,000
Current State tax expense         25,000
Deferred tax expense (benefit)   (60,000)    $(271,000)          $(89,000)
Increase (decrease) in deferred
  tax asset valuation allowance (120,000)      271,000             89,000
                               ----------    ---------           --------
Total tax expense (benefit)      (55,000)        None               None
                               ==========    =========           ========

The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $621,000 and
$741,000. respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $180,000 and an increase of $271,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996.

As of December 31, 1996, the net operating loss carryforwards for UNS of approximately $530,000 were available for federal income tax purposes through 2011.


11. MAJOR CUSTOMERS

The Company had one customer which accounted for approximately 17% and 14% of revenues in 1995 and 1994, respectively. In 1996, another customer accounted for approximately 24% of revenues.

12. STOCK OPTION PLAN

On April 29, 1994 the Company adopted the 1994 Stock
Option Plan. A total of 200,000 shares have been reserved for issuance under the plan. In connection with the IPO the Company granted options for 58,016 shares exercisable at a price of $4.75 per share which was the fair market value at the date of grant. The options vest over a two year period at the rate of 50% per year, beginning on the first anniversary of the grant date.

In 1996 and 1995, the Company granted options for 3,000 shares exercisable at a price of $4.00 and $3.00 per share, respectively, which was the fair market value at the grant date, to the Director's of the Company. Such options vest one year from the date of grant.

At December 31, 1996, there were 14,297 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $7.91 and $7.29, respectively on the date of grant using the Black
Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.9%, expected volatility of the stock over the expected life 30%, and and expected life of 10 years.

The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           1996          1995

                                           ------        ------
Net income(loss) (in thousands)
                               As reported  $321        $(613)
                               Pro forma    $ 85        $(637)

Income(loss) per share
                               As reported  $0.11       $(0.24)
                               Pro forma   $(0.03)      $(0.25)


Pro forma net income and income per share reflect only the options granted in 1996 and 1995.
Therefore, the full impact of calculating compensation cost for stock options under SFAS No.
123 is not refected in the pro forma amounts presented above because compensation cost is reflected over the options' exercisable period of 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.


The following table illustrates the outstanding buy warrants, stock options and related exercise prices during each of the last three years (see also note
14).

                                                                   Redeemable
                                                                       Common
                                                                        Stock
                              Plan of                 1994 Stock      Purchase
                       Reorganization    Directors   Option Plan      Warrants

Balance December 31, 1993     255,000    -0-           -0-          -0-
   Issued                                              58,016        1,270,000
                             ------------------------------------------------
Balance December 31, 1994    255,000     -0-           58,016        1,270,000
   Issued                      3,000
   Purchased                (109,719)
                             ------------------------------------------------
Balance December 31, 1995    145,281      3,000        58,016        1,270,000
   Issued                                 3,000       153,137
   Forfeited                                          (25,450)
   Purchased                 (10,413)
                             ------------------------------------------------
December 31, 1996            134,868      6,000       185,703        1,270,000
                             =======      ======      =======        =========

Weighted average
  exercise price               $.006     $ 3.50        $ 4.45            $6.25

                                ====       =====        =====             ====

At December 31, 1996 and 1995, the weighted average remaining contractual life of the outstanding options was 8 and 9 years, respectively.

At December 31, 1996 and 1995, the number of options exercisable was 56,892 and 31,446, respectively, and weighted average exercise price of those options was $4.75 and $4.58, respectively.

13.  COMMITMENTS AND CONTINGENCIES

During the course of 1995 and 1996, the Company negotiated with certain creditors to accelerate the payment of unsecured debt providing the creditors agree to certain terms, such as forgiveness of a portion of unsecured debt and contingent liabilities and cancellation of a portion of the fully paid warrants, Under the terms of the 1992 Plan of Reorganization, the unsecured creditors were granted fully paid warrants for 170,000 shares of the Company's authorized common stock and contingent payments of up to a total of $650,000. This contingent liability was not previously recorded as the amount could not be reasonably estimated. As a result of these extensive negotiations, the Company has purchased approximately 10,000 warrants in 1995 and 10,400 in 1996. In addition, the Company received the approval of the bankruptcy court to enter into an agreement whereby all outstanding claims have been settled with aggregate payments of approximately $114,000 and the contingent payments noted above have been eliminated. The bankruptcy court issued its final decree on January 16, 1997.

The extraordinary gains of approximately $75,000 and $321,000 in 1996 and 1995, respectively, represents the purchase of the warrants and the extinguishment of the related debt. Contingent liability payments to be made and the related professional fees incurred to conclude the bankruptcy reorganization plan totaled $165,000, which is included as general and administrative expense in the accompanying consolidated statements of operations.

14.  SUBSEQUENT EVENTS

During February 1997, the Company called all of its outstanding Redeemable Common Stock Purchase
Warrants ("Purchase Warrants") for redemption as of March 10, 1997 pursuant the Warrant Agreement, dated October 28, 1994, setting forth the terms of the Purchase Warrants. In connection with the receipt of the required consent of the representatives of the several underwriters in the Company's initial public offering ( the "Representative"), the Company and the
Representative entered into a consulting agreement pursuant to which the Representative has agreed to render certain consulting services for a fee of $75,000 from the Company. In addition, the exercise price of the warrants issued to the Representative to purchase 60,000 units in connection with the initial public offering ("Representative's Warrant") was reduced from $16.50 to $12.50 per unit (each unit consisting of two shares of Common Stock and two Purchase Warrants) and the exercise price of the Purchase Warrants which may be acquired upon exercise of the Representative's Warrant was reduced from $10.3125 per share to $6.25 per share. The
Representative also agreed to waive its rights, under the Underwriting Agreement with the Company dated October 28, 1994, to a commission for soliciting exercises of Purchase Warrants and the Company engaged an unaffiliated entity to assist in the solicitation of exercises of Purchase Warrants prior to the redemption date. As a condition to receiving consent to the redemption, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the shares and Purchase Warrants underlying the Representative's Warrant.


ITEM 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not required.


                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item is incorporated by reference from the Company's definitive proxy statement relating to its 1997 annual meeting of shareholders (the "1997 Proxy") under the headings "Election of Directors" and "Section 16(a)
Beneficial Ownership Reporting Compliance".

ITEM 11.   EXECUTIVE COMPENSATION.

       The information required by this item is incorporated by reference from the 1997 Proxy under the heading "Executive Compensation" (excluding the Report of the Executive Compensation Committee and the Stock Performance Graph).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item is incorporated by reference from the 1997 Proxy under the heading "Securities Ownership of Principal
Shareholders and Management".

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this item is incorporated by reference from the 1997 Proxy under the heading "Certain Transactions".

                        PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) Financial Statements, Financial Statement
           Schedules and Exhibits.

           (1) The financial statements required by
               Item 8 of this report are listed and included in Item 8 of this report.

           (2) The following financial statement
               schedule of the Company is submitted herewith.

       Schedule II -  Valuation and Qualifying Accounts

           (3) A list of the exhibits required to be filed as part of this Form 10-K is included under the heading "Exhibit Index" in this Form 10-K and incorporated herein by reference. Included in such list as Item 10.3 (1994 Stock Option Plan) are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K.

       (b) Reports on Form 8-K.

           None filed in the most recent quarter

SCHEDULE II
      DATA SYSTEMS NETWORK CORPORATION
     VALUATION AND QUALIFYING ACCOUNTS



YEARS ENDED DECEMBER 31, 1996,  1995, AND 1994


                                                                            ADDITIONS
                                                                   ======================
                                         Balance at     Charged to
                                         beginning of   costs and  Charged to     Balance at
                                         period         expenses   other accounts end of period
Description

Year ended December 31, 1996:
 Allowances for doubtful receivables        39,967      91,335     (63,693)        67,609
 Allowance for inventory obsolescence      978,446     195,767                  1,174,213

Year ended December 31, 1995:
  Allowances for doubtful receivables       64,162      32,016     (56,211)        39,967
  Allowance for inventory obsolescence     276,469     760,888     (58,911)       978,446

Year ended December 31, 1994:
  Allowances for doubtful receivables       48,010      26,772     (10,620)        64,162
  Allowance for inventory obsolescence     179,567     139,433     (42,531)       276,469

                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DATA SYSTEMS NETWORK CORPORATION


                            By: Michael W. Grieves
                                ------------------
                                Michael W. Grieves
                                Chairman, President
and Chief Executive Officer

Dated March 27, 1997


       Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 1997.

Michael W. Grieves
------------------
Michael W. Grieves
Chairman of the Board, President,
Chief  Executive Officer and Director (Principal
Executive Officer)

Philip M. Goy
-------------
Philip M. Goy
Vice President-Finance and
Chief Financial Officer (Principal Financial Officer)

Julie A. Vitale-Johnston
------------------------
Julie A. Vitale-Johnston
Controller (Principal Accounting Officer)

Richard R. Burkhart
-------------------
Richard R. Burkhart
Director and Treasurer

Walter J. Aspatore
------------------
Walter J. Aspatore
Director

Jerry A. Dusa
-------------
Jerry A. Dusa
Director



*By:Michael W. Grieves
    ------------------
    Michael W. Grieves
    Attorney-in-Fact

                     EXHIBIT INDEX
EXHIBIT
  NO.                                 DESCRIPTION

2.11           Third Amended Plan of Reorganization
2.28           Asset Purchase Agreement, dated September 12, 1996, by and among DSNC, Information Decisions, Inc., System Constructs, Inc.
               and SofTech, Inc.  Schedules to the Agreement, listed on
               pp iii-iv of the Table of Contents of the Agreement, were not filed, but will be provided to the Commission supplementally upon request.
3.11           Fourth Amended and Restated Articles of Incorporation, as amended
3.21           Bylaws of the Company, as amended
4.11           Specimen Certificate of Common Stock
4.21           Specimen Redeemable Common Stock Purchase Warrant Certificate
4.32           Representative's Warrant, datedNovember 7, 1994
4.3(a)         Amendment to Representative's Warrant (filed as Exhibit 10.14)
4.411          Warrant to Purchase Common Stock issuedto NBD Bank, N.A.
10.11          Compaq Computer Corporation AuthorizedDealer Agreement
10.21          Michigan National Corporation PersonalComputer Agreement
10.31          1994 Stock Option Plan
10.3(a)6       Form of stock option agreement
10.3(b)        1994 Stock Option Agreement (as amended and restated
               October 1996)
10.4(a)3       Letter Agreement dated February 1, 1995 between NBD Bank
               and the Company
10.4(b)9       Restated Business Financing Agreement-NBD Secured Credit
               Agreement, Dated November 27, 1996
10.51          Form of Warrant Agreement between the Company and American
               Stock Transfer and Trust Company, dated October 28, 1994
10.62          Stock Escrow Agreement among the Company, certain of its
               shareholders and American Stock Transfer and Trust
               Company dated October 28, 1994
10.8           Subordinated Promissory Notes issued to Grieves and Burkhart dated May 22, 1992
10.91          Promissory Note, dated June 30, 1992, from Michael W. Grieves
10.121         Form of letter agreement between the Company and Thomas James
               Associates, Inc., dated November 7, 1994
10.133         Letter Agreement dated February 8, 1995
10.147         Shareholder Agreement dated February 22, 1996 among DSNC
               and Unified Network Services
10.157         Stock Purchse Agreement dated February 22, 1996 among
               DSNC and Unified Network Services
10.167         Amended 1994 Stock Option Plan
10.168         Registration Rights Agreement, dated as of September 12, 1996 entered into by DSNC and SofTech, Inc.
10.1710        Financial Consulting Agreement between the Company and
               H.J. Meyers and Co., Inc. and Amendment of Representative's
               Warrant dated as of December 22, 1996.
10.1810        Warrant Redemption Agreement dated January 21, 1997 between the
               Company and H.J.Meyers, and Co., Inc.
10.1910        Letter Agreement between the Company and First Colonial
               Securities Group, Inc., dated as of January 29, 1997.
116            Computation of Earnings Per Share
23.110         Consent of KPMG Peat Marwick LLP
23.210         Consent of Deloitte & Touche LLP
24.16          Power of Attorney of Walter J. Aspatore
24.26          Power of Attorney of Richard R. Burkhart
24.36          Power of Attorney of Jerry A. Dusa
2710           Financial Data Schedule



1  Incorporated by reference from the Company'sRegistration
   Statement on Form S-1, No. 33-81350, as amended.
2  Incorporated by reference from the Company's Quarterly
   Report on Form 10-Q for the period ended September 30, 1994.
3 Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
4 Incomporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.
5 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.
6 Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
7 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
8 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 27, 1996.
9  Incorporated by reference from the Company's Quarterly Report on Form
   10-Q for period ended September 30, 1996.
10 Filed herewith.

     Exhibit 10.17

          H.J. MEYERS & CO., INC.
          Investment Bankers

                  1895 Mount Hope Avenue,
                  Rochester, New York I4620-4596

                  716-256-4700, Fax 7i6-256-5043, 800-678-4852
                  Member NASD SIPC

December 22, 1996

   Data Systems Network Corporation
   34705 West Twelve Mile Road
   Suite 300
   Farmington @lls, MI 48331

         ATTN:     Philip M. Goy

    FINANCIAL CONSULTING CONTRACT AND AMENDMENT OF
               REPRESENTATIVE'S WARRANT

   Gentlemen:

         This Agreement made as of December  22,
   1996,  by  and between, Data Systems  Network
   Corporation,  a  Michigan corporation  having
   its  business  address at 34705  West  Twelve
   Mile  Road, Suite 300, Farmington Hills,  Nfl
   48331  (hereinafter the "Company")  and  H.J.
   Meyers  &  Co., Inc., a New York corporation,
   having  its  principal place of  business  at
   1895  Mt.   Hope Avenue, Rochester, New  York
   14620 (hereinafter "Consultant").

         In consideration of the mutual promises
   contained   herein  and  on  the  terms   and
   conditions hereinafter set forth, the Company and Consultant agree as follows;

             1.   Provision of Services-.

              (a)   Consultant  agrees,  to  the
   extent  reasonably requested and required  in
   the  conduct of the business of the  Company,
   to  place at the disposal of the Company  its
   judgment   and  experience  and  to   provide
   business development services to the Company including the following:

                      (i)  assist the Company in
                      its public equity
                      marketing efforts;

                       (ii) provide access to
                       the Consultant's retail
                       sales force through
                       roadshow
                     stops and conference calls;

                   (iii)   advise with regard to
                shareholder relations and public
                relations matters.

All such services shall at all times be at the request of
                     the Company.

   (b) Consultant agrees to use its best efforts at all times in the furnishing of advice and recommendations, and for this purpose
   Consultant shall at all times maintain or keep available


for the Company an adequate organization of personnel or a network of outside professionals for the performance of its obligations under this Agreement.

           (c)   Consultant  agrees  to  provide
advice  to  the Company regarding the redemption
of   the   Company's  Redeemable  Common   Stock
Purchase Warrants (the "Warrants").

          (d)  Consultant agrees to use its best
efforts to assist the Company in the redemption of the Warrants.

          (e)  Consultant agrees to exercise its
Representative's  Warrant  subject   to   market
conditions and price levels of the Company's common stock and warrants.

          (f)  Consultant agrees the information
provided  by the Company shall not be  disclosed
in  whole  or in part to any person  other  than
directors,      officers,     employees      and
representatives (including legal  and  financial
advisers)  who need to know the information  for
the    purpose   of   providing    advice    and
recommendations (it being understood  that  such
directors,      officers,     employees      and
representatives   shall  be  informed   of   the
confidential nature of the information and shall
be    required    to   treat   the   information
confidentially).

      2.   Compensation.  The Company agrees  to
pay the Consultant a non-refundable fee of Seventy Five Thousand Dollars ($75,000) payable on February 20, 1997.

      The  Company agrees to adjust the exercise
price  of the Representative's Warrant from  its
current  level  (that being 165 percent  of  the
public  offering price per unit) to  $12.50  per
unit.   The  Company also agrees to  adjust  the
exercise price of the Purchase Warrants within such units from 165 percent of the public exercise price of the Purchase Warrants to $6.25 per share (that amount being equal to the public exercise price of the Purchase Warrant).

     The Company agrees to reimburse Consultant for its reasonable expenses incurred by the Consultant in connection with its services hereunder. All expenses shall be approved in advance by the Company in writing.

    3.   Expenses Payment Schedule.
Consultant will invoice the Company for its actual expenses for each month within fifteen
(15) days of the end of the month. Payment of invoices will be due within 15 days of receipt.

    4.   Liability of Consultant.  In
furnishing the Company with management advice and other services as herein provided, neither
Consultant nor any officer, director or agent thereof shall be liable to the Company or its creditors for errors of judgment except in the event of willfull malfeasance, bad faith or gross negligence in the performance of its duties or reckless disregard of its other obligations and duties under the terms of this Agreement.

      It is further understood and agreed that Consultant may rely upon information furnished if it is reasonably believed to be accurate and reliable and that, except as herein provided,


Consultant shall not be accountable for any loss
suffered  by  the  Company  by  reason  of   the
Company's action or non-action on the  basis  of
any   advice,  recommendation  or  approval   of
Consultant, its partners, employees or agents.

      5.    Status  of  Consultant.   Consultant
shall be deemed to be an independent contractor and, except as expressly provided or authorized in this Agreement, shall have no authority to act for or represent the Company.

      6.    Other Activities of Consultant.  The
Company  recognizes that Consultant now  renders
and  may continue to render management and other
services to other companies which may or may not
have policies and conduct activities similar  to
those  '  of the Company.  Consultant  shall  be
free  to  render such advice and other  services
and   the   Company  hereby  consents   thereto.
Consultant  shall not be required to devote  its
full  time  and attention to the performance  of
its  duties  under  this  Agreement,  but  shall
devote only so much of its time and attention as
it   deems  reasonable  or  necessary  for  such
purposes.

      7.    Control.   Nothing contained  herein
shall  be deemed to require the Company to  take
any   action   contrary  to  its   Articles   of
Incorporation or By-Laws, or any applicable statute or regulation, or to deprive its Board of Directors of their responsibility for any control of the conduct or the affairs of the Company.

        8.     Term.    Consultant's   retention
hereunder  shall  be  for a  term  of  one  year
commencing upon the execution of this  agreement
and  can  be  terminated at any time  by  either
party   without   any   modification   to    the
aforementioned compensation arrangements.

      9.    Miscellaneous.  This Agreement  sets
forth  the  entire  agreement and  understanding
between  the  parties and supersedes  all  prior
discussions,  agreements and  understandings  of
every  and any nature between them with  respect
to  the subject matter hereof This Agreement  is
executed   in   and  shall  be   construed   and
interpreted according to the laws of the State of New York.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be signed by their respective officers or representatives duly authorized the day and year first above written.

                                   H.J. MEYERS &
                                   CO.,


                                      BY:
                                   Michael S. Smith
                                   Managing Director
                                   Corporate Finance
Accepted and Agreed to:
DATA SYSTEMS NETWORK CORPORATION


BY:
   Philip M. Goy
   Vice President of Finance

Exhibit 10.18

          H.J. Meyers and Co., Inc.
          Investment Bankers

                  1895 Mount Hope Avenue,
                  Rochester, New York 14620-4596
                  716-256-4700, Fax 716-256-
                  5043, 8oo-678-4852
                  Member NASD SIPC

January 27, 1997

      Data Systems Network Corporation
      34705 West Twelve Mile Road, Suite 300
      Farmiington Hills, NE 48331
      ATTN:     Philip M. Goy

                         WARRANT REDEMPTION AGREEMENT
      Gentlemen:

            Reference  is  made  to  our  recent
      discussions  with respect  to  a  proposed
      redemption of Warrants (the "Warrants") by
      Data   Systems  Network  Corporation  (the
      "Company") as hereinafter described.

            Warrant  Redemption.  H.J. Meyers  &
      Co.,  Inc.  ("Meyers') hereby  grants  the
      Company    permission   to   redeem    the
      outstanding Warrants (the "Redemption") in
      accordance  with  the  Warrant   Agreement
      dated October 28, 1994.

            Solicitation  Fees.   Meyers  hereby
      waives  and releases the Company from  its
      obligation    under    the    Underwriting
      Agreement, dated October 28, 1994  between
      Thomas  James  Associates  Inc.  and   the
      Company, to pay Meyers a commission of  7%
      of  the aggregate exercise price for  each
      Warrant  solicited  by  a  member  of  the
      National    Association   of    Securities
      Dealers.

             Representative's   Warrants.    The
      Company  agrees  to  file  a  Registration
      Statement on form S-3 with the Securities and Exchange Commission for the securities underlying the Representative's Warrant, those being the shares of Common Stock and Common Stock Purchase Warrants, by no later than February 15, 1997 and the Company agrees to use its best efforts to cause the above filings to be declared effective by the Commission as soon as possible.

     If the above correctly sets forth your
understanding, please so indicate by executing the three (3) originals provided to you in the space provided for below, returning to us two
(2) originals and retaining one (1) original for your records.

                   Very truly yours,

                                   H.   J.
                                   MEYERS & CO.,
                                   INC.


                          BY:
                                   Michael S. Smith
                                   Managing Director
                                   Corporate Finance
Accepted and Agreed to:
DATA SYSTEMS NETWORK CORPORATION


BY:
   Phifip M. Goy
   Vice President of Finance

Schedule 10.1910



January 29, 1997



The Board of Directors
Data Systems Network Corporation
34705 West Twelve Mile Road, Suite 300
Farmington Hills, MI  48331



Gentlemen:

Reference is made to recent discussions between our firm and Data Systems Network Corporation (the
"Company") concerning your retention of First Colonial
Securities Group, Inc. ("First Colonial") to provide financial advisory services during the Warrant
Redemption Period described below. The Company has informed us that it will, on or about February 7, 1997, notify the holders of its Redeemable Common
Stock Purchase Warrants (each a "Warrant" and collectively the "Warrants") that, pursuant to the terms of the Warrants, it will call the Warrants for redemption on March 10, 1997 (the "Redemption Date").
The redemption of the Warrants is referred to herein as the "Transaction".

The purpose of this letter is to outline the basic terms and conditions of the Transaction based on information currently available about the Company and the securities markets.

On the basis of recent discussions and of preliminary reports and financial statements submitted by you and the representations that you have made to us describing the Company and its principals, the present and proposed business activities of the Company and the Company's operations, financial condition and capital structure, we hereby confirm that we will act as warrant solicitation agent on a "best efforts" basis for this Transaction. First Colonial will act as lead agent and if necessary, arrange with other broker-dealers to become, in turn, agents of First
Colonial in accordance with the following basic terms and conditions:

1. Background. The Company issued the Warrants as part of its initial public offering in November 1994, which offering was registered with the Securities and Exchange Commission (the "SEC") and under the laws of various states. Currently, each Warrant entitles the holder, upon exercise, to purchase one share of the Company's common stock at an exercise price of $6.25
(the "Exercise Price"). The warrants currently trade on the NASDAQ Small-Cap Market. On December 19, 1996, a post-effective amendment to the Company's registration statement (as amended, the "Registration
Statement") became effective with respect to 1,270,000 shares of the Company's common stock, such common stock to be made available to any and all holders of Warrants who exercise such Warrants. The Registration
Statement was supplemented on January 29, 1997 (the
"Supplement").

     The Company has requested First Colonial to act as warrant solicitation agent and to solicit the holders of the warrants to exercise such warrants during a period (the "Warrant Redemption Period") commencing February 7, 1997 (the "Commencement Date") and ending on the Redemption Date. During the Warrant
Redemption Period, First Colonial will assist the
Company by speaking with brokers and holders of Warrants, and where necessary, arranging personal meetings.

     First Colonial (and its agents) will act solely as warrant solicitation agent and will not act (and will not be construed as acting) as an underwriter of either the common stock or the Warrants. During the Warrant Redemption period, the Company will not engage any firm or entity other than First Colonial to act as Warrant solicitation agent, and each holder who exercises Warrants during the Warrant Redemption
Period will be deemed to have done so through or by reason of the efforts of First Colonial.

2.   Compensation.  First Colonial shall be
compensated for its services in connection with the Transaction herein as follows:

First Colonial will be paid an advisory fee within fifteen (15) days following the Redemption Date equal to 4% of the gross proceeds realized from any and all Warrant holders exercising their rights and purchasing common stock of the Company, which exercise occurs during the Warrant Redemption Period. First Colonial shall also receive a $30,000.00 non-accountable expense allowance payable within fifteen (15) days following the Redemption Date (increased to $60,000 if 1,183,000 of the Warrants are exercised). The amount of $30,000.00 is due upon signing this letter, as an advance against fees and expenses. The advisory fee shall be paid with respect to the exercise by a holder of a Warrant only to the extent that (I) at the time of exercise by a Warrant holder, the price of the Company's common stock is higher than the exercise price of the Warrant; (II) the exercise was solicited by an NASD member; (III) the Warrant is not held in a discretionary account by First Colonial;' (IV) disclosure of the compensation arrangements is made to the holder of the Warrant in documents provided by the Company or by First Colonial at the time of exercise;
and (V) the solicitation is in accordance with Rule
10b-6 promulgated by SEC.

3.   Blue Sky.  The Company warrants and represents to
First Colonial that its common stock and Warrants covered by the Registration Statement, including the Supplement, are either registered or exempt from registration in every State of the United States, and that the Company will, at its expense, make any and all filings required by any State necessary in order to maintain such registration or exemption in connection with the Transaction.

4. Warrant Agent and Transfer Agent. The Company represents and warrants to First Colonial that American Stock Transfer and Trust Company is currently acting as Warrant Agent and as the Registrar and Transfer Agent for the common stock.

5.   Condition and Financial History of the Company;
Indemnification. The Company's financial history shall be substantially as represented to us heretofore and, in particular, as represented in various financial statements and other documentary information which you have delivered and shall deliver to us. The
Company hereby agrees to indemnify, defend and hold harmless First Colonial, its directors, officers, employees, counsel and agents (the "Indemnified
Parties") , against any losses, damages, claims, liabilities or expenses, joint or several, to which the Indemnified Parties or any of them may be subject, under federal or state laws (1) arising out of or based upon any untrue or alleged untrue statement of any material fact contained in the Registration
Statement (including the information incorporated therein by reference) or the Supplement, or any amendment or supplement thereto, or arising out of or based upon the omission or alleged omission to state therein a material face necessary to make the statements therein not misleading; or (2) arising out of a breach by the Company of any representation made to First Colonial's engagement as warrant solicitation agent.

6.   Examination of Corporate Books and Records;
Consultation with Company Auditors. On or prior to the Redemption Date (I) the Company shall supply with such financial statements, contracts and other corporate records and documents as we shall deem necessary and it shall supply our counsel or parties performing due diligence functions for us with all corporate papers, contracts, documents and information as may be required by them in connection with their examination; (ii) we, our counsel, and any accounting experts we deem necessary shall have the right to examine the audits and working papers of the Company and to meet with the Company's independent accountants; and (iii) the Company will use its best efforts to cause its auditors to be responsive to any inquiries we may make about the audit procedures and accounting principles used in connection with the company with the Company's financial statements or the proposed Transaction.

     As a condition to your furnishing such
information to us, we agree, as set forth below, to treat confidentially such information furnished to us by you or on your behalf, either previously or in the future, including any other information or notes derived by us or our financial advisors, independent auditors, legal counsel or other agents or representatives from any such information (herein collectively referred to as the "Evaluation
Material"). For purposes of this Letter Agreement, the phrase "Evaluation Material" shall not include information which (I) becomes lawfully available to the public other than as a result of a disclosure by us, our representatives or our agents, (ii) was lawfully available to us on a nonconfidential basis prior to its disclosure to us by you or your agents or
(iii) lawfully becomes available to us on a nonconfidential basis from a source other than you or your agents, provided that such source is not bound by a confidentiality agreement with you of which we have been made aware. We hereby agree that the Evaluation
Material will be used by us and our agents only in connection with our obligations with respect to the Transaction, and that the Evaluation Material will be kept confidential by us and our representatives and agents; provided however, that (I) any of such information may be disclosed to our directors, officers, employees, representative and agents who need to know such information for the purpose of performing our obligations in connection with the Transaction (it being understood that such directors, officers, employees, representatives and agents shall be informed by us of the confidential nature of such information and shall be directed by us to treat such information confidentially and not to use the information to your detriment), and (ii) any other disclosure of such information may be made to which you consent in writing or which we are required to make by law (of which disclosure we will provide you prompt notice prior to such disclosure).

7. Expense of Transaction. The Company agrees to bear all costs and expenses incurred by it, and typically borne by the issuer, incident to the issuance, purchase, sale and delivery of the shares, including the expenses and fees incident to the preparation, printing and filing of the Registration
Statement and prospectus, the Supplement and all amendments and all exhibits thereto with the SEC and state securities commissioners, printing of appropriate documents, all costs and reasonable counsel fees in connection with the qualifications of the Transaction under the state securities (Blue Sky) laws of each State, costs of printing and preparing appropriate filing documents and as many copies of the appropriate selling documents as we may reasonably request, and any subsequent distribution required by law, related expenses, including all amendments and supplements to such documents, and the cost of its attorneys and accountants and all "Blue Sky" and related costs. Legal counsel to the Company shall undertake responsibility for the qualification of the common stock which is the subject of the Registration
Statement under all state securities laws.  The
Company will provide First Colonial with sufficient copies of the Company's prospectus included in the Registration Statement, as supplemented, for delivery to holders of Warrants.

8. Syndication. First Colonial may recommend that a syndicate of selected dealers be formed to assist in having their Warrant holder clients exercise their Warrants and purchase common stock. If so, the syndicate will be chosen by First Colonial with prior approval of the Company not to be unreasonably withheld; provided, however, that nothing on this
Section 8 shall obligate the Company to pay compensation in excess of the advisory fee specified in Section 2 hereof.

9. Finder. The Company represents and warrants that is has not incurred any liability to pay any amounts in connection with the Transaction other than to Josephthal, Lyon & Ross and to A.G. Edwards & Sons,
Inc., in each case as described in the Supplement, and that the Company will be solely responsible for any and all such payments.

10.  Disclaimer of Responsibility if Transaction Not
Consummated. First Colonial shall not be responsible for any expenses of the Company or others, or for any charges or claims relative to the Transaction if it is not consummated other than due to the fault of First
Colonial.

11. Entire Agreement. This letter sets forth the entire agreement of the parties and supersedes all prior discussions, agreements and understandings between the parties with respect to the subject matter hereof. The agreement evidenced by this letter shall be governed by the laws of the State of Michigan, without regard to its conflicts of laws principles.

     Please confirm your agreement to the forgoing by signing and returning to us the enclosed copy of this letter, along with a check for $30,000.00. Thank you.

     Agreed to and accepted this 29th day of January, 1997.



First Colonial Securities
Data Systems Network Corporation
Group, Inc


By:                                     By:
     Ben Lichtenberg
Philip M. Goy
     Director of Investment
Vice President of Finance
     Banking

DATA SYSTEMS NETWORK CORPORATION
EXHIBIT 11
Computation of Earnings Per Share
------------------------------------------------------


NUMBER OF SHARES

    Weighted average shares issued       3,019,091  3,025,110
    Less shares held in escrow            (300,000)
                                         ---------  ---------
    Weighted average shares outstanding  2,719,091  3,025,110
                                         =========  =========

EARNINGS

    Earnings before extraordinary item    $245,120   $245,120
    Extraordinary item                      75,494     75,494
                                           -------   --------
    Net income                            $320,614   $320,614
                                          ========   ========

EARNINGS PER SHARE

    Net income before extraordinary item     $0.09     $0.08
    Extraordinary item                       $0.03     $0.03
                                          --------  --------
    Net income                               $0.12     $0.11

                                          Exhibit 23.1



A6   Sample accountants_ consent when financial
statements filed on Form 10-K are incorporated by reference in a previously filed and effective Form S-3 or S-8 (Firm Letterhead) The Board of Directors
Data Systems Network Corporation:

We  consent  to  incorporation  by  reference  in  the
registration  statement No. 333-5505 on  Form  S-8  of
Data  Systems Network Corporation of our reports dated
March  4,  1997, relating to the consolidated  balance
sheets  of  Data  Systems Network  Corporation  as  of
December   31,  1996,  and  1995,  and   the   related
consolidated statements of operations, stockholders' equity and cash flows for the two years then ended and the related schedule, which reports appear in the December 31, 1996, annual report on Form 10-K of Data
Systems Network Corporation.



KPMG Peat Marwick LLP



Detroit, Michigan

                                        EXHIBIT 23.210


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Registration Statement of Data Systems Network corporation of Form S-8 of our report dated March 10, 1995, appearing in the Annual Report on Form 10-K of Data Systems Network Corporation for the year ended
December 31, 1994.


Detroit, Michigan
March 28, 1997

EXHIBIT 24.1

DATA SYSTEMS NETWORK CORPORATION
POWER OF ATTORNEY



KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Michael W.
Grieves and Philip M. Goy, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to a certain Registration Statement on Form S-3 to be filed by Data Systems Network Corporation, and to file the same with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or or cause to be done by virtue hereof.


Dated:  February 28, 1997

Walter J. Aspatore
-------------------
Walter J. Aspatore

                                             EXHIBIT
24.2

DATA SYSTEMS NETWORK CORPORATION
POWER OF ATTORNEY



KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Michael W.
Grieves and Philip M. Goy, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to a certain Registration Statement on Form S-3 to be filed by Data Systems Network Corporation, and to file the same with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or or cause to be done by virtue hereof.


Dated:  February 28, 1997


Richard R. Burkhart
-------------------
Richard R. Burkhart
                                             EXHIBIT
24.3

DATA SYSTEMS NETWORK CORPORATION
POWER OF ATTORNEY



KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Michael W.
Grieves and Philip M. Goy, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to a certain Registration Statement on Form S-3 to be filed by Data Systems Network Corporation, and to file the same with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or or cause to be done by virtue hereof.



Dated:  February 28, 1997


Jerry A. Dusa
---------------
Jerry A. Dusa