Form 10-Q
period 1997-03-31
DATA SYSTEMS NETWORK CORP
filed 1997-05-15
CIK 926849

DATA SYTEMS NETWORK CORPORATION
34705 W. 12 MILE, STE. 300
FARMINGTON HILLS, MI  48331





                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

  For the quarterly period ended            March 31, 1997

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

Registrant's telephone number, including area code:
(248) 489-8700

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]        NO [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [X]           NO[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.01 Par Value -  4,596,206  shares as of
April 30, 1997

PART I. - FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS.

                                          For Three Months Ended March 31,

                                          1997                 1996
                                          ------------         -----------
REVENUES:
     Net sales                            $13,949,728          $4,246,349
     Service revenue                        3,913,825             767,515
                                          ------------         -----------
        Total revenues                     17,863,553           5,013,864

COST OF REVENUES:
     Cost of sales                         10,379,266           3,728,824
     Cost of service revenue                2,869,387             233,800
                                          -----------           ---------
        Total cost of revenues             13,248,653           3,962,624

GROSS PROFIT                                4,614,900           1,051,240

OPERATING EXPENSES:
     Selling expenses                       2,440,624             473,148
     General and administrative expenses    1,210,226             404,357
                                           ----------           ---------
         Total operating expenses           3,650,850             877,505

INCOME FROM OPERATIONS                        964,050             173,735

INTEREST INCOME (EXPENSE):
     Interest expense                        (281,574)            (92,378)
     Interest income                           32,282              85,200
                                            ---------            --------
          Total interest expense, net        (249,292)             (7,178)

INCOME BEFORE INCOME TAXES AND
     MINORITY INTEREST                        714,758             166,557

MINORITY INTEREST IN SUBSIDIARY                     0             (53,027)
                                            ---------             --------
INCOME BEFORE INCOME TAXES                    714,758             113,530

INCOME TAXES                                 (285,900)                  0
                                            ---------             --------
NET INCOME                                  $ 428,858           $ 113,530
                                            =========           ==========

                                        For the Three Months Ended March 31,
                                      1997         1997       1996       1996
                                      ----------------------------------------
                                                  Fully                 Fully
                                      Primary     Diluted     Primary   Diluted
                                      ----------------------------------------
EARNINGS PER COMMON SHARE             $ 0.12      $ 0.11      $ 0.04    $ 0.04

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING            3,466,118   3,823,010   2,589,903 2,889,903
                                   ===========================================

                          See Accompanying Notes to the Condensed
                             Consolidated Financial Statements.

                                       DATA SYSTEMS NETWORK CORPORATION
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                       March 31,              December 31,
                                         1997                     1996
                                       ----------              -----------
                                       (unaudited)

                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents          $   7,032,711            $  1,522,434
  Accounts receivable (net of
    allowance of $101,143 and
    $67,609 at March 31, 1997 and
    December 31, 1996, respectively)    19,241,981              12,102,794
  Notes receivable                         556,987                 564,059
  Inventories                            5,379,211               2,563,201
  Other current assets                     855,408                 646,112
                                       -----------             -----------
      Total current assets              33,066,298              17,398,600

SERVICE PARTS, net                       1,492,059               1,471,284

PROPERTY AND EQUIPMENT, net              1,699,592               1,811,923

GOODWILL, net (Note 3)                   4,229,311               4,291,312

OTHER ASSETS                               370,436                 549,056
                                        ----------              ----------
TOTAL ASSETS                           $40,857,696             $25,522,175


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Bank line of credit (Note 2)         $15,728,302             $ 9,225,211
  Accounts payable                       7,713,506               7,594,346
  Accrued liabilities                    1,556,790                 813,831
  Deferred maintenance revenues          1,473,386               1,256,566
                                       -----------            ------------
      Total current liabilities         26,471,984              18,889,954

LONG-TERM DEBT                              75,000                  75,000

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 1,000,000
     shares, none outstanding, Common
     stock ($.01 par value; authorized
     10,000,000 shares; issued and
     outstanding 4,596,206 and 3,255,000
     shares at March 31, 1997 and
     December 31, 1997, respecively)        45,962                  32,550
  Additional paid-in capital            16,450,374               9,139,153
  Accumulated deficit                   (2,185,624)             (2,614,482)
                                      -------------           -------------
    Total stockholders' equity          14,310,712               6,557,221
                                      -------------           -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $40,857,696             $25,522,175
                                      =============           =============
                        See Accompanying Notes to the Condensed
                         Consolidated Financial Statements.

                                 DATA SYSTEMS NETWORK CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                   For the Three Months Ended March 31,

                                               1997                1996
                                          --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $   428,858         $   113,530
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Depreciation and amoritization              149,189              90,351
  Provision for doubtful receivables           33,534              21,121
  Provision for inventory obsolescence         73,463               8,331
  Changes in assets and liabilities that
    provided (used) cash, net of effects
      of acquisition:
    Accounts receivable                    (7,172,721)            440,067
    Notes receivable                            7,072             279,978
    Inventories                            (2,889,473)             67,585
    Other current assets                     (209,296)             90,423
    Service parts                             (70,775)             (5,019)
    Other assets                              178,620              (2,710)
    Accounts payable                          119,160            (302,895)
    Accrued liabilities                       742,959              (1,004)
    Deferred maintenance revenues             216,820              18,369
                                          -----------          -----------
      Net cash provided by (used in)
        operating activities               (8,392,590)            818,127
                                          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment,net    75,143
  Purchase of UNS common stock                                     (7,000)
  Exercise of warrants and conversion into
    common stock, net                       7,324,633
                                         ------------           ----------
      Net cash provided by (used in)
        financing activities                7,399,776              (7,000)
                                         ------------           ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
    bank line of credit                     6,503,091             (45,088)
  Payment of principal on long-term debt                          (82,717)
  Notes payable                                                  (605,078)
                                         ------------           ----------
      Net cash provided by (used in)
        investing activities                6,503,091            (732,883)
                                         ------------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS   5,510,277              78,244

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                               1,522,434           3,171,544
                                         ------------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $7,032,711          $3,249,788
                                         ============          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
      Interest
      Income taxes
                                         ============          ===========
                                            NONE                  NONE
                                         ============          ===========

                   See Accompanying Notes to the Condensed Consolidated
                                   Financial Statements.

DATA SYSTEMS NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997


Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Data Systems Network Corporation ("
Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's audited consolidated financial statements and notes contained in the Company's Form 10-K for the year ended December 31, 1996. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the periods presented. The results of such interim periods are not necessarily indicative of the results of operations for the full year. The accompanying consolidated financial statements include the financial statements of Data Systems
Network Corporation and its 70%-owned subsidiary, Unified
Network Services, Inc. ("UNS"). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Bank Line

The Company has a bank line of credit bearing interest at
 .25% over the bank's prime rate (effective rate of 9.0% at March 31, 1997). Borrowing limits are determined based on a collateral formula which includes 85% of qualified trade receivables and 25% of eligible inventory and spare parts up to $2,250,000. The term of the current agreement extends to November 30 1997, is renewable annually and can be terminated at any time by the borrower or lender. As of March 31, 1997, no additional credit was available under this line, however, subsequent to March 31, 1997, the bank has increased the credit facility to a maximum of $18 million and decreased the interest rate to the bank's prime rate.

The bank line of credit agreement contains certain covenants requiring the Company's receivables to be genuine and free of all other encumbrances and requiring the Company's inventory to be kept at designated locations and free from all other encumbrances.

Note 3.  Goodwill

During the first quarter of 1996, the Company purchased 70%
(7,000 shares) of UNS for $7,000 and during the third quarter of 1996, the Company purchased the assets and operations of The Network Services Group of SofTech, Inc. ("SofTech") and assumed certain liabilities from SofTech. Each acquisition has been accounted for as a purchase and each purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired is being accounted for as goodwill and is being amortized over 20 years using a straight-line method.

Note 4.  Credit Line

The Company is party to a secured finance agreement with IBM Credit Corporation. As of March 31, 1997, the agreement extended a maximum of $1,200,000 in secured funds to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. To secure payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty (30) day interest free financing of eligible inventory and a variable discount from the invoice price for eligible product purchases paid for within fifteen days from the date of invoice. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at March 31, 1997 is approximately $269,000 and has been included in accounts payable.

Note 5. Redemption of Warrants

In February 1997, the Company called all of its then outstanding Redeemable Common Stock Purchase Warrants ("Warrants") for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994, setting forth the terms of the Warrants. Approximately 99% of the Warrants were exercised on or prior to the date of redemption at a price of $6.25 per Warrant, resulting in net proceeds of approximately $7,300,000. In connection with the receipt of consent to the redemption, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to 60,000 units, consisting of two common shares and two warrants to purchase an additional two common shares ("Units") which may be purchased upon exercise of a warrant issued to the underwriters' representatives in the Company's initial public offering. The registration of the units and the 240,000 common shares underlying the Units is in progress.

During the first quarter of 1997, the Company's bank also exercised 85,000 warrants for nominal consideration held in connection with the Company's prior reorganization. Such shares had been included in paid in capital and in the calculation of earnings per share and therefore, the par value of $850 has been reclassified to common stock.

Item 2-MANAGEMENT'S DISCUSSIONAND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and notes thereto included under Item 1. Financial Statements.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months
Ended March 31, 1996.

Revenues. Total revenues increased 258% to $17.9 million for the three months ended March 31, 1997 from $5.0 million for the same period in 1996. This increase was attributable primarily to the acquisition of the Network Systems Group of SofTech, Inc. ("NSG") in September 1996 and the expansion into the eastern region of the United States and, to a lesser extent, to the acquisition of 70% of the outstanding common stock of Unified Network Services ("UNS") in February 1996. A significant portion of the increase was attributable to the contract with the State of Michigan received as part of the NSG acquistion. The State of Michigan contract expires in August of 1997 and the Company sales management team has met with Representatives of the State on a continued basis to both improve the current contract and to work towards securing an extension on the current contract
or the award of the new bid.    As with all contracts, there
can be no assurance that this contract will be extended or that, if rebid, the Company will be awarded the contract on the same terms and conditions. The Company believes that the expected revenue growth from the eastern region will significantly offset the affect of any potential revenue losses from the non-renewal of current contracts.

Net sales increased to $13,949,728 from $4,246,349 for the three months ended March 31, 1997 compared with the same period in 1996 attributable to both the 1996 acquistion of NSG and the eastern region expansion. Gross profit margins on net sales increased to 25.6% in 1997 compared with 12.2% for the same period in 1997. This increase primarily resulted from the higher margin product mix marketed by the eastern region.

Returns and allowances increased in dollars but decreased as a percentage of sales for the three months period in 1997 compared with the same period in 1996. Product returns increased to $263,935 or 1.9% of total revenues in the three month period in 1997 from $186,899 or 3.7% of total revenues for the same period in 1996.

Service revenues increased $3,150,000 to 21.9% of total revenues in the three month period ended March 31, 1997 from 15.3% in the corresponding period of 1996. A significant percentage of the service revenue increase resulted from the revenue generated from the marketing of highly-skilled technical resources added through the eastern region expansion. The Company also allocated corporate resources to further develop its capabilities in marketing advance service and remote and on site network management services.

Cost of Revenues. The cost of revenues decreased to 74.2% of total revenues for the three month period ended March 31, 1997 from 79.0% for the same period in 1996. The cost of service revenue increased to 73.3% of service revenues for the three month period ended March 31, 1997 from 30.5% for the same period in 1996, due primarily to the Company's investment in additional technical personnel resulting in excess of a 1:1 ratio of technical support personnel to sales personnel. This growth in the technical support staff increased both pre- and post- sale field support headcount to prepare for the anticipated growth in the more profitable service revenue offerings which include, design, consulting and project planning and installation. Secondarily, the increase in the cost of service sales can also be attributed to the Company's facilities investment made to expand its Raleigh, NC based network management center which includes an increase in fixed facilities and ongoing operational expenses, as well as certain one- time design, relocation and engineering expenses. The cost of sales decreased to 74.4% of net sales for the three month period ended March 31, 1997 compared to 87.8% for the same period in 1996. The Company attributes this decrease primarily to the shift towards the sale of higher margin advanced technology products. The Company believes this shift is at least in part a result of the implementation of the 1996 sales compensation plan that encourages increased product and service gross margins. As a result of the improvements in cost of revenues, the integration of UNS' focus on network management systems, and DSNC's network engineering and installation expertise, the Company is establishing a strong position in the rapidly growing area of remote network monitoring systems.

Operating Expenses. Selling, general and administrative expense increased $2.77 million to 20.4% of total revenue for the three month period ended March 31, 1997 compared to 17.6% of total revenue for the same period in 1996. The increase was primarily attributable to the increased volume of business that has been generated through the acquisitions which has required a corresponding increase in non-revenue producing expenses, such as the addition of customer service, accounting and distribution personnel as well as the expansion of internal network and communication systems. Certain of these expenses are anticipated to be non-recurring.

Other (Expense) Income. Interest expense for the three months ended March 31, 1997 increased $189,196 compared to the same period in 1996 which is reflective of the need to borrow to support the increased business activity and to support the increased levels of receivables and inventory during the quarter. These increased levels are expected to decline in the upcoming quarters as the Company is able to better manage the business processes related to the significant increase in business activity. Interest income decreased by $52,918 for the three months ended March 31, 1997 as a result of the reduced level of short-term investments throughout most of the period of the Company utilized its cash reserves to support its business activities, to complete the acquisition NSG, and to invest in the infrastructure for the eastern region expansion.


Financial Condition

The Company finances its business primarily through funds generated internally through operations, trade credit, and advances under its line of credit with NBD Bank N.A. (the "Bank"). The line of credit is secured by substantially all of the Company's assets, bears interest at .25% over the Bank's prime rate (effective rate of 9.0% at March 31, 1997) and is due on demand of the Bank. Borrowing under the line of credit is limited by a formula determined from time to time by the Bank and currently is calculated as the sum of 85% of qualified receivables less than 90 days old and 25% of eligible inventory and spare parts up to $2,250,000. The formula permitted total borrowings of up to $15,000,000 as of March 31, 1997, all of which was outstanding at that time. The borrowing limit was increased to $18 million subsequent to March 31, 1997 and the interest rate was lowered to the bank's prime rate. The Company believes that the borrowing formula, which increases borrowing availability as the Company's sales growth generates new accounts receivable, will support the continued growth of the Company. The term of the current agreement extends to November 30, 1997, is renewable annually and can be terminated at any time by the borrower or lender.

The secured financing agreement with IBM Credit Corporation continues to offer thirty day interest free financing up to $1.2 million on certain products purchased by the Company for resale. As of March 31, 1997, IBM Credit Corporation purchase transactions accounted for $269,000 of the total accounts payable balance.

In February 1997, the Company called all of its then outstanding Warrants for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994. Approximately 1,256,000 shares were issued due to the resulting exercise of Warrants, generating in net proceeds of approximately $7,300,000 (see Note 5).

For the three months ended March 31, 1997, the Company increased cash and cash equivalents by approximately $5.5 million primarily due to the results of the call for redemption of the outstanding Warrants. Cash flow from operations decreased by $8.4 million primarily as a result of an increase in accounts receivable due to the longer payment cycles associated with government and institutional customers, and secondarily to inventory held for project sales. Working capital as of March 31, 1997 was $6.6 million.

The Company believes that the combination of present cash balances, future operating cash flows, and credit facilities will be adequate to fund the Company's internal growth and current short and long term cash flow requirements.

The foregoing discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the failure of the company's customers to fulfill contractual commitments, the ability of the company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company has recently begun to operate, the ability of the Company to successfully complete the integration of its new offices and divisions into its operations, the relative uncertainties in the market direction of emerging technologies, the Company's ability to develop and sustain new customers in new geographic areas, the potential loss of key personnel within the new regions, the Company's ability to retain the State of Michigan contract and a lack of market acceptance of the Company's products and services in the new regions.

PART II - OTHER INFORMATION

Item #3.  Quantitateve and Qualitative Disclosures about
Market Risk.

Not applicable.

Item #6 Exhibits and Reports on Form 8-K

 (a.)     Exhibits

10.4(c)  Amendment to  NBD credit facility agreement dated
April 23, 1997

10.18     Warrant Redemption Agreement dated January 21,
          1997 between the Company and H.J. Meyers & Co., Inc. filed as an exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 1996 and incorporated herein by reference.

11.       Computation of Earnings Per Share

27.       Financial Data Schedule


(b.)      Reports on Form 8-K

None

DATA SYSTEMS NETWORK CORPORATION
SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.



Data Systems Network Corporation
Registrant

      May 15, 1997                       /S/    Philip M. Goy
      Date                                      Philip M.Goy
                                                Vice President and
                                                Chief Financial Officer


      May 15, 1997                       /S/    Michael W. Grieves
      Date                                      Michael W.Grieves
                                                President and
                                                Chief Executive Officer

                                             Exhibit 10.4(c)

April 23, 1997

Data Systems Network Corporation
34705 W. Twelve Mile Road, Suite 300
Farmington Hills, MI  48331

Gentlemen:


This letter will constitute an amendment to our Restated
Business Financing Agreement-Secured Credit Agreement
(Accounts Receivable and Inventory) dated June 30, 1992, as amended.

Paragraph 2 reads, in part, as follows:".. The maximum principal amount to be advanced to Borrower under this line of credit will not exceed $15,000,000 at any one time outstanding.".

Effective April 1, 1997, Paragraph 2 is amended, in part, to read as follows: "...The maximum principal amount to be advanced to Borrower under this line of credit will not exceed $18,000,000 at any one time outstanding...".

Paragraph 3 reads, in part, as follows: "...The rate of interest to be charged on al advances, whether under this Agreement, any supplement, or otherwise ("Interest Rate") will be 1/4 of one percentage point per annum higher than the prime per annum rate of interest adjusted on a daily basis.".

Effective May 1, 1997, Paragraph 3 is amended, in part, to read as follows: "..The rate of interest to be charged on all advances, whether under this Agreement, any supplement, or otherwise will be at the prime per annum rate of interest adjusted on a daily basis.".

Effective March 31, 1997, Paragraph 15 (j) is amended in its entirety to read as follows: "..if Borrower does not maintain its Tangible Net Worth, defined as all assets which, under GAAP would appear on its balance sheet, but excluding intangible items such as goodwill, treasury shares, reserves, patents, trademarks, research and development expenses and the like, and excluding any write-up or increase in the book value of assets resulting form a reevaluation thereof (except with respect to inventory on account of the standard costing systems), a change in accounting methods, standards, practices or rules, or for any other reason, less total liabilities, at not less than $8,700,000.".

All other provisions and covenants contained in the Restated Business Financing Agreement-Secured Credit Agreement
(Accounts Receivable and Inventory) and all related loan documents remain in full force and effect and unchanged.

Kindly acknowledge your acceptance of the foregoing by signing in the space provided below and return two copies of this letter to the undersigned.

Very truly yours,

Mary Lu Cramer           Mark W. Widawski
Vice President           First Vice President

                    The foregoing is hereby acknowledged and agreed to:
                    DATA SYSTEMS NETWORK CORPORATION

                    By:   Philip M. Goy
                          Chief Financial Officer

EXHIBIT 11

DATA SYSTEMS NETWORK CORPORATION
COMPUTATION OF EARNINGS PER SHARE
THREE MONTHS ENDED MARCH 31, 1997
-----------------------------------------------------------------------------

                                            PRIMARY           FULLY DILUTED
                                            --------------    -------------

NUMBER OF SHARES

      Weighted average shares issued         3,766,118         3,823,010

      Less shares held in escrow              (300,000)
                                             --------------   -------------
      Weighted average shares outstanding    3,466,118         3,823,010
                                             ==============   =============

EARNINGS

      Net Income                           $   428,858        $  428,858
                                             ==============   =============
EARNINGS PER SHARE

     Net Income                            $      0.12         $    0.11
                                             ===============   ============

EXHIBIT 27