Form 10-Q
period 1997-06-30
DATA SYSTEMS NETWORK CORP
filed 1997-08-14
CIK 926849

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

   For the quarterly period ended            June 30, 1997

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

YES [X]           NO[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.01 Par Value -  4,597,331 shares as of
July 31, 1997

PART I.  - FINANCIAL INFORMATION

ITEM I. - FINANCIAL STATEMENTS.


                         DATA SYSTEMS NETWORK CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)


                       For the Three Months           For the Six Months
                       Ended June 30,                 Ended June 30,


                          1997          1996             1997         1996
                       ----------    -----------      ----------    ---------
REVENUES:

  Net sales               $16,433,077    $5,554,100      $30,234,570  $9,800,449
  Service revenue           5,230,874       744,474        9,292,935   1,511,989
                          -----------    -----------     -----------   ---------
    Total revenues         21,663,951     6,298,574       39,527,505  11,312,438

COST OF REVENUES:

  Cost of sales            12,784,118     4,945,583       23,144,711   8,674,407
  Cost of service           3,963,714       327,886        6,846,152     561,686
                          -----------   -----------      -----------   ---------
   Total cost of
     revenues              16,747,832     5,273,469       29,990,863   9,236,093

GROSS PROFIT                4,916,119     1,025,105        9,536,642   2,076,345

OPERATING EXPENSES:

  Selling expenses          2,220,531       561,593        4,673,003   1,034,741
  General and administrative
   expenses                 1,229,308       449,448        2,440,264     853,805
                           ----------    ----------       ----------   ---------
   Total operating expenses 3,449,839     1,011,041        7,113,267   1,888,546

INCOME FROM OPERATIONS      1,466,280        14,064        2,423,375     187,799

INTEREST INCOME(EXPENSE):

   Interest expense         (429,406)     (102,427)        (710,980)   (194,805)
   Interest income            80,051        50,716          112,333     135,916
   Other income               54,691        94,648           61,646      94,648
                          -----------     ---------        ----------  ---------
    Total interest
     expense, net           (294,664)       42,937         (537,001)     35,759

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST    1,171,616        57,001        1,886,374     223,558


MINORITY INTEREST IN
  SUBSIDIARY                                11,880                      (41,147)
                         -------------    ----------      ------------  --------
INCOME BEFORE INCOME TAXES 1,171,616        68,881        1,886,374     182,411

INCOME TAXES                (468,646)          -           (754,546)
                         -------------    -----------     ----------    --------
NET INCOME                 $ 702,969      $ 68,881       $1,131,828    $182,411
                         =============    ===========     ==========   =========

                                   DATA SYSTEMS NETWORK CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                    For the Three Months Ended June 30,
                               -------------------------------------------
                               1997          1997         1996       1996
                               ---------   --------    --------   --------
                                            Fully                   Fully
                               Primary      Diluted     Primary     Diluted
                               ---------   --------    --------   ---------
EARNINGS PER COMMON SHARE      $0.16        $0.15      $0.03      $0.02
                               ==========  ========    =========  =========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING           4,346,074   4,702,465   2,589,903  2,889,903
                               ==========  =========   =========  =========

                                     For the Six Months Ended June 30,
                               ---------------------------------------------
                                1997         1997        1996        1996
                               ---------     --------    --------    -------
                                             Fully                   Fully
                                Primary      Diluted      Primary    Diluted
                               ---------     --------    ---------   --------
EARNINGS PER COMMON SHARE      $0.29         $0.27       $0.07       $0.06
                               =========     ========    =========   ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING           3,906,096     4,262,737   2,589,903   2,889,903
                               =========     =========   =========   =========
      See Accompanying Notes to the Condensed Consolidated Financial Statements.

                                  DATA SYSTEMS NETWORK CORPORATION
                                CONDENSED CONDOLIDATED BALANCE SHEETS


                                              June 30,          Decenber 31,
                                               1997                1996
                                              -------------     -------------
                                               (Unaudited)

                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalent                     $  7,023,149     $  1,522,434
  Accounts receivable (net of allowance of
   $292,994 and $67,609 at June 1997 and
   December 31, 1996, respectively)              20,043,785       12,102,794
  Notes receivable                                  616,787          564,059
  Inventories                                     3,724,800        2,563,201
  Other current assets                            1,216,923          646,112
                                               ------------     ------------
     Total current assets                        32,625,444       17,398,600

SERVICE PARTS,net                                 1,349,439        1,471,284

PROPERTY AND EQUIPMENT, net                       1,715,976        1,811,923

GOODWILL,net (Note 3)                             4,166,415        4,291,312

OTHER ASSETS                                        384,549          549,056
                                                  ---------        ---------
TOTAL ASSETS                                    $40,241,823      $25,522,175
                                                ===========      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank line of credit (Note 2)                  $14,474,501     $ 9,225,311
  Accounts payable                                7,942,742       7,594,346
  Accrued liabilities                             1,617,465         813,831
  Deferred maintenance revenues                   1,116,642       1,256,566
                                                 -----------    -----------
    Total current liabilities                    25,151,350      18,889,954

LONG-TERM DEBT                                       75,000          75,000

STOCKHOLDERS' EQUITY
  Preferred stock, authorized 1,000,000, none
   outstanding
  Common stock ($.01 par value; authorized
   10,000,000 shares;issued and outstanding
   4,596,206 and 3,255,000 shares at June 30, 1997
   and December 31, 1996, respectively)             45,962          32,550
  Additional paid-in capital                    16,450,374       9,139,153
  Accumulated deficit                           (1,480,863)     (2,614,482)
                                                ------------    -----------
    Total stockholders' equity                  15,015,473       6,557,221
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $40,241,823     $25,522,175
                                               ===========     ===========
  See Accompanying Notes to the Condensed Consolidated Financial Statements.

                           DATA SYSTEMS NETWORK CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                   For the Six Months Ended June 30,
                                        1997               1996
                                      ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $ 1,131,828           $  182,411
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Minority interest in subsidiary                              41,147
  Depreciation and amortization          296,402              189,188
  Provision for doubtful receivables     225,385               30,545
  Provision for inventory obsolescence   208,463               16,881
  Changes in asets and liabilities that
    provided(used)cash, net of effects
    of acquisition:

    Accounts receivable               (8,166,376)            605,683
    Notes receivable                     (52,728)           (461,384)
    Inventories                       (1,233,270)              5,169
    Other current assets                (570,811)            (47,514)
    Service parts                        (51,840)            148,946
    Other assets                         164,507              (3,460)
    Accounts payable                     348,396            (802,650)
    Accrued liabilities                  803,634            (223,652)
    Deferred maintenance revenues       (139,924)            (23,483)
                                       ----------           ----------
      Net cash used in operating
       activities                      (7,036,355)          (342,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and
    equipment, net                        (36,873)          (516,391)
  Purchase of UNS common stock                                (7,000)
  Exercise of warrants and conversion
    into common stock, net              7,324,633
                                        ---------           ---------
      Net cash provided by (used in)
        investing activities            7,287,760           (523,391)
                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under bank line
    of credit                           5,249,290             94,257
  Payment of principal on longterm debt                     (115,401)
  Increase in long-term debt                                 181,605
                                        ----------          ----------
    Net cash provided by financing
      activities                        5,249,290            160,461
                                        ---------            ----------

NET INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                  5,500,715            (705,063)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                             1,522,434            3,171,544
                                        ----------           ----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                             $7,023,149          $2,466,481
                                        ==========          ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
        Interest                           710,980             194,805
                                         ==========          ==========
        Income taxes                        NONE                NONE
                                         ==========          ==========
  See Accompanying Notes to the Condensed Consolidated Financial Statements. OF PERIOD

DATA SYSTEMS NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1997

  Note 1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Data Systems Network Corporation ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's audited consolidated financial statements and notes contained in the Company's Form 10-K for the year ended December 31, 1996. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the periods presented. The results of such interim periods are not necessarily indicative of the results of operations for the full year. The accompanying consolidated financial statements include the financial statements of Data Systems Network Corporation and its 70%-owned subsidiary, Unified Network Services, Inc. ("UNS"). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Bank Line

The Company has a bank line of credit bearing interest equal to the bank's prime rate (effective rate of 8.5% at June 30,
1997). Borrowing limits are determined based on a collateral formula which includes 85% of qualified trade receivables and 25% of eligible inventory and spare parts up to $2,250,000. The term of the current agreement extends to November 30 1997, is renewable annually and can be terminated at any time by the borrower or lender. As of June 30, 1997, approximately $1 million was available under this line, with a total loan outstanding of approximately $14.5 million.

The bank line of credit agreement contains certain covenants requiring the Company's receivables to be genuine and free of all other encumbrances and requiring the Company's inventory to be kept at designated locations and free from all other encumbrances.

Note 3.  Goodwill

During the first quarter of 1996, the Company purchased 70% (7,000 shares) of the common stock of UNS for $7,000 and during the third quarter of 1996, the Company purchased the assets and operations of The Network Services Group of SofTech, Inc. ("SofTech") and assumed certain liabilities from SofTech. Each acquisition has been accounted for as a purchase and each purchase price was allocated to the net assets acquired based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired is being accounted for as goodwill and is being amortized over 20 years using a straight-line method.

Note 4.  Credit Line

The Company is party to a secured finance agreement with IBM Credit Corporation. As of June 30, 1997, the agreement extended a maximum of $2,000,000 in secured funds to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. To secure payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's financed inventory equal to the amount of the outstanding debt. This agreement allows for thirty (30) day interest free financing of eligible inventory and a variable discount from the invoice price for eligible product purchases paid for within fifteen days from the date of invoice. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at June 30, 1997 is approximately $1,171,000 and has been included in accounts payable.

Note 5. Redemption of Warrants

In February 1997, the Company called all of its then outstanding Redeemable Common Stock Purchase Warrants ("Warrants") for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994, setting forth the terms of the Warrants. Approximately 99% of the Warrants were exercised on or prior to the date of redemption at a price of $6.25 per Warrant, resulting in net proceeds of approximately $7,300,000. In connection with the receipt of consent to the redemption, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to 60,000 units, consisting of two common shares and two warrants to purchase an additional two common shares ("Units") which may be purchased upon exercise of a warrant issued to the underwriters' representatives in the Company's initial public offering. The registration of the units and the 240,000 common shares underlying the Units was completed in July 1997.

During the first quarter of 1997, the Company's bank lender also exercised 85,000 warrants for nominal consideration held in connection with the Company's prior reorganization. Such shares had been included in paid in capital and in the calculation of earnings per share and therefore, the par value of $850 has been reclassified to common stock.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and notes thereto included under Item 1. Financial Statements.

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 244% to $21.6 million for the three months ended June 30, 1997 from $6.3 million for the same period in 1996. For the six months ended June 30, 1997, total revenues increased 249% to $39.5 million from $11.3 million for the same period in 1996. These increases were attributable primarily to the acquisition of the Network Systems Group of SofTech, Inc. ("NSG") in September 1996 and the Company's expansion into the eastern region of the United States in the fourth quarter of 1996. A significant portion of the increase was attributable to the substantial contract with the State of Michigan assigned to the Company as part of the NSG acquisition. Although a portion of the contract has been extended to April 1998, the remainder expires in August 1997. The Company's sales management team has been meeting with representatives of the State of Michigan on a continued basis to improve the terms of the current contract and to work towards securing an extension of the remainder of the contract or the award of a new contract. As with all of the Company's service contracts, there can be no assurance that the remainder of the State of Michigan contract will be extended or that, if rebid, the Company will be awarded a new contract on terms and conditions which are at least as favorable to the Company as the current contract. The Company also experienced significant growth in the eastern region of the United States and believes that the anticipated revenue growth from this region will offset any potential loss of revenue if the State of Michigan contract is not fully renewed.

Net sales increased to $16.4 million and $30.2 million for the three and six months ended June 30, 1997, respectively, from $5.6 million and $9.8 million during the same periods in 1996, due primarily to the acquisition of NSG and the eastern region expansion. Returns and allowances decreased to 1% as a percentage of net sales for the three and six months ended June 30, 1997 from 3.7% during the same periods in 1996 due to the increase in the Company's presales support resources used to more accurately assess the customer's equipment needs.

Service revenues increased $4.5 million to 24.2% of total revenues in the three months ended June 30, 1997 from 11.8% in the corresponding period of 1996. For the six months ended June 30, 1997, service revenues increased $7.8 million to 23.5% of total revenues, compared to 13.4% for the corresponding period of 1996. A significant percentage of the service revenue increases resulted primarily from an increase in maintenance revenues from the State of Michigan contract and secondarily from training, installation and project service revenues generated from the eastern region.

COST  OF REVENUES.  The cost of revenues decreased to  77.3%
and 75.9% of total revenues for the three and six months ended June 30, 1997, respectively, from 83.7% and 81.6% for the same periods in 1996.

The cost of service revenue increased to 75.8% and 73.7% of service revenues for the three and six months ended June 30, 1997, respectively, from 73.7% and 37.2% for the same periods in 1996. These increases were due primarily to the Company's investment in additional technical personnel which increased both pre- and post- sale field support headcount to prepare for the anticipated growth in service offerings. The increase in the cost of service revenue for the six months ended June 30, 1997 was also due to the utilization during the period of third party subcontractors to support installations in areas where the Company does not have a physical presence.

The cost of sales decreased to 77.8% and 76.6% of net sales for the three and six months ended June 30, 1997, respectively, compared to 89.0% and 88.5% for the same periods in 1996. The Company attributes these decreases primarily to the success of its efforts to shift sales toward higher margin advanced technology products.

OPERATING EXPENSES. Selling, general and administrative expense decreased to 15.9% of total revenue for the three months ended June 30, 1997 compared to 16.0% of total revenue for the same period in 1996. The Company is beginning to benefit from economies of scale which have enabled it to increase its revenue base at a faster rate than its personnel costs have increased.

Selling, general and administrative expense increased to 17.9% of total revenue for the six months ended June 30, 1997 compared to 16.7% for the same period in 1996. The increase was primarily due to increases in customer service, accounting and distribution personnel and the expansion of internal network and communication systems in anticipation of the increase in revenues and business volume.

OTHER (EXPENSE) INCOME. Interest expense for the three and six months ended June 30, 1997 increased $327,000 and $516,000, respectively, compared to the same periods in 1996. The increases reflect the Company's need to borrow to support its increased business activity and to support increased levels of receivables and inventory. These increased levels are expected to decline in future quarters as the Company is better able to manage the business processes related to the significant increase in business activity. Interest income increased by $29,000 for the three months ended June 30, 1997 compared to the prior year period as a result of an increase in the Company's cash reserves due to the exercise of outstanding warrants to purchase common stock in February 1997 which generated net proceeds of approximately $7.3 million. Interest income for the six months ended June 30, 1997 decreased by $24,000 compared to the prior year period as a result of the temporary decrease in cash reserves resulting from the September 1996 NSG acquisition.

FINANCIAL CONDITION

The Company finances its business primarily through funds generated internally through operations, trade credit, and advances under its line of credit with NBD Bank N.A. (the "Bank"). The line of credit is secured by substantially all of the Company's assets, bears interest at the Bank's prime rate (effective rate of 8.5% at June 30, 1997) and is due on demand of the Bank. Borrowing under the line of credit is limited by a formula determined from time to time by the Bank and currently is calculated as the sum of 85% of qualified receivables less than 90 days old and 25% of eligible inventory and spare parts up to $2,250,000. The formula permitted total borrowings of up to $15.5 million as of June 30, 1997, of which $14.5 million was outstanding at that time. The Company believes that the borrowing formula, which increases borrowing availability as the Company's sales growth generates new accounts receivable, will support the continued internal growth of the Company. The term of the current agreement extends to November 30, 1997, is renewable annually and can be terminated at any time by the borrower or lender.

The secured financing agreement with IBM Credit Corporation continues to offer thirty day interest free financing up to $2.0 million on certain products purchased by the Company for resale. As of June 30, 1997, IBM Credit Corporation purchase transactions accounted for $1.2 million of the total accounts payable balance.

In February 1997, the Company called all of its then outstanding Warrants for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994. Approximately 1,256,000 shares were issued due to the resulting exercise of Warrants, generating in net proceeds of approximately $7.3 million (see Note 5).

For the six months ended June 30, 1997, the Company increased cash and cash equivalents by approximately $5.5 million primarily due to the results of the call for redemption of the outstanding Warrants. Cash used by operations increased to $7.2 million during the six months ended June 30, 1997, compared to $342,000 during the six months ended June 30, 1996, primarily as a result of an increase in accounts receivable due to the longer payment cycles associated with government and institutional customers, and secondarily to inventory held for project sales. Working capital as of June 30, 1997 was $7.5 million compared to a working capital deficiency of $1.5 million at December 31, 1996, primarily due to the results of the call for redemption of the Warrants.

The Company believes that the combination of present cash balances, future operating cash flows, and credit facilities will be adequate to fund the Company's currently anticipated internal growth and current short and long term cash flow requirements.

The foregoing discussion and analysis contain a number of forward looking statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the failure of the Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company has recently begun to operate, the ability of the Company to successfully complete the integration of its new offices and divisions into its operations, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the relative uncertainties in the market direction of emerging technologies, the willingness of the Bank to continue to lend under the credit facility, the potential loss of key personnel within the new regions, the Company's ability to retain the State of Michigan contract and a lack of market acceptance of the Company's products and services in the new regions.


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

Not applicable.

PART II - OTHER INFORMATION

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 29, 1997, at which time the shareholders considered and voted on the election of four directors and on a proposal to approve amendment to the Company's 1994 Stock Option Plan.

1. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee                  Votes For      Votes Withheld

Walter Aspatore          3,441,117           9,270
Richard Burkhart         3,441,117           9,270
Jerry Dusa               3,079,867         370,520
Michael Grieves          3,441,117           9,270

2.  The adoption of an amendment to the 1994 Stock Option
Plan was approved. The results of the voting were as follows:

            For            Against       Abstain        Broker Non-Votes
            ---------      -------       -------        ----------------
            1,876,431      57,885        24,775         1,581,209


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a.)     Exhibits

 10.3(c) Data Systems Network Corporation 1994 Stock Option Plan (as amended and restated April 1997)

 10.3(d) Form of Nonqualified Stock Option Agreement under the Data Systems Network Corporation
          1994 Stock Option Plan, As Amended (April 1997 Version).

 11.       Computation of Earnings Per Share

           DATA SYSTEMS NETWORK CORPORATION
           COMPUTATION OF EARNINGS PER SHARE
           SIX MONTHS ENDED JUNE 30, 1997
           -----------------------------------------------------------

                                           PRIMARY       FULLY DILUTED
                                           -----------   -------------

NUMBER OF SHARES

    Weighted average shares issued         4,206,906     4,262,737
    Less shares held in escrow              (300,000)
                                           ---------     ----------
    Weighted average shares outstanding    3,906,906     4,262,737
                                           =========     ==========

EARNINGS

    Net Income                            $1,131,828     $1,131,828
                                          ==========     ==========
EARNINGS PER SHARE

    Net Income                               $0.29          $0.27
                                          ==========     ==========
 27.       Financial Data Schedule


(b.)      Reports on Form 8-K

 None



SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.



              Data Systems Network Corporation

August 13, 1997             /S/    Philip M. Goy
Date                               Philip M.Goy
                                   Vice President and Chief Financial Officer
                                   (principal financial officer)

August 13, 1997            /S/     Michael W. Grieves
Date                               Michael W. Grieves

                                   President and Chief Executive Officer
                                   (duly authorized officer)

                                EXHIBIT 10.3(c)

            DATA   SYSTEMS   NETWORK  CORPORATION
                     1994 STOCK OPTION PLAN
              (as amended and restated April 1997)


         1. Purpose. The purpose of the Plan is to promote the best interests of the Company and its shareholders by giving Participants a greater personal interest in the success of the Company in order to create additional incentive for Participants to make greater efforts on behalf of the Company.

         2. Administration. (a) The Plan shall be administered by the Committee. The selection of Participants in the Plan and decisions concerning the timing, pricing and amount of any grant of options under the Plan shall be made by the Committee. Except as provided in Sections 10 and 13 of the Plan, the Committee shall interpret the Plan, prescribe, amend, and rescind rules and regulations relating to the Plan, and make all other determinations necessary or advisable for its
administration.   The  decision  of  the  Committee  on  any
question concerning the interpretation of the Plan or any option granted under the Plan shall be final and binding upon all Participants. Notwithstanding any other provisions of the Plan, the Committee may impose such conditions on an option as may be required to satisfy the requirements of Rule 16b-3.

         (b) The Committee may delegate to one or more officers or managers of the Company or a committee of such officers or managers, the authority, subject to such terms and limitations as the Committee shall determine, to grant options to, or to cancel, modify, waive rights with respect to, alter, discontinue or terminate options held by, and otherwise act in lieu of the Committee with respect to, Participants who are not officers or directors of the Company for purposes of Section 16 of the Exchange Act.

         3. Participants. Participants in the Plan shall be such key Employees as the Committee may select from time to time and with respect to Director Options, the Nonemployee Directors. The Committee may grant options to an individual upon the condition that the individual become an Employee, provided that the option shall be deemed to be granted only on the date the individual becomes an Employee.

         4. Stock. The stock subject to options under the Plan shall be the Common Stock and may be either authorized and unissued shares or treasury shares held by the Company. The total amount of Common Stock on which options may be granted under the Plan shall not exceed 600,000 shares, subject to adjustment in accordance with Section 11. Shares subject to any unexercised portion of a terminated, cancelled or expired option granted under the Plan, and shares of Common Stock tendered or withheld pursuant to Sections 6 and 7 (to the extent permitted under Rule 16b-3), shall be available for subsequent grants under the Plan.

         5. Award of Options. (a) Subject to the limitations set forth in the Plan, the Committee from time to time may grant options to such Participants and for such number of shares of Common Stock and upon such other terms (including, without limitation, the exercise price and the times at which the option may be exercised) as it shall designate; provided that during any two-year period, no salaried Employee shall receive options to purchase more than 100,000 shares of Common Stock (as adjusted from time to time upon the occurrence of a corporate transaction or event described in the first sentence of Section 11). The Committee may designate any option granted as either an
Incentive Stock Option or a Nonqualified Stock Option, or the Committee may designate a portion of an option as an Incentive Stock Option or a Nonqualified Stock Option. A Participant may hold more than one option under the Plan and any other stock option plan of the Company.

         (b) Any option intended to constitute an Incentive Stock Option shall comply with the following requirements in addition to the other requirements of the Plan: (i) the exercise price per share for each Incentive Stock Option granted under the Plan shall be equal to the Fair Market Value per share of Common Stock on the Grant Date; provided that no Incentive Stock Option shall be granted to any Participant who owns (within the meaning of Section 424(d) of the Code) stock of the Company, or any Parent or Subsidiary, possessing more than 10% of the total combined voting power of all classes of stock of such Company, Parent or Subsidiary unless, at the Grant Date of an option to such Participant, the exercise price per share for the option is at least 110% of the Fair Market Value on the Grant Date and the option, by its terms, is not exercisable more than five years after the Grant Date; (ii) the aggregate Fair Market Value of the underlying Common Stock on the Grant Date as to which Incentive Stock Options under the Plan (or a plan of a Subsidiary) may first be exercised by a Participant in any calendar year shall not exceed $100,000 (to the extent that an option intended to constitute an Incentive Stock Option shall exceed the $100,000 limitation, the portion of the option that exceeds such limitation shall be deemed to constitute a Nonqualified Stock Option); and (iii) an Incentive Stock Option shall not be exercisable after the tenth anniversary of the Grant Date or such lesser period as the Committee may specify from time to time.

         (c) A Nonqualified Stock Option shall not be exercisable after the tenth anniversary of the Grant Date, or such lesser period as the Committee shall determine. The exercise price per share of a Nonqualified Stock Option shall not be less than 85% of the Fair Market Value of the Common Stock on the Grant Date.

         (d) No person shall have any rights under any grant made pursuant to the Plan unless and until the Company and the recipient of the grant have executed and delivered an agreement expressly granting benefits to such person pursuant to the Plan and containing the provisions required under the Plan to be set forth in the Agreement. The terms of the Plan shall govern in the event any provision of any Agreement conflicts with any term in this Plan as constituted on the Grant Date.

         6. Payment for Shares. The purchase price for shares of Common Stock to be acquired upon exercise of an option granted hereunder shall be paid in full, at the time of exercise, in any of the following ways: (a) in cash, (b) by certified check, bank draft or money order, (c) by tendering to the Company shares of Common Stock then owned by the Participant, duly endorsed for transfer or with duly executed stock power attached, which shares shall be valued at their Fair Market Value as of the date of such exercise and payment or (d) by delivery to the Company of a properly executed exercise notice, acceptable to the Company, together with irrevocable instructions to the Participant's broker to deliver to the Company a sufficient amount of cash to pay the exercise price and any applicable income and employment withholding taxes, in accordance with a written agreement between the Company and the brokerage firm ("Cashless Exercise") if, at the time of exercise, the Company has entered into such an agreement.

         7. Withholding Taxes. The Company shall have the right to withhold from a Participant's compensation or require a participant to remit sufficient funds to satisfy applicable withholding for income and employment taxes upon the exercise of an option. A Participant may make a written election to tender previously-acquired shares of Common Stock or have shares of Common Stock withheld from the exercise, provided that the tendered or withheld shares have an aggregate Fair Market Value on the date of exercise of the option equal to the applicable withholding taxes or the Cashless Exercise procedure described in Section 6 may be utilized to satisfy the withholding requirements related to the exercise of an option.

         8. Non-Assignability. No option shall be transferable by a Participant except by will or the laws of descent and distribution or, in the case of a Nonqualified Stock Option, pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder. During the lifetime of a Participant, an option shall be exercised only by the optionee. No transfer of an option shall be effective to bind the Company unless the Company shall have been furnished with written notice thereof and such evidence as the Company may deem necessary to establish the validity of the transfer and the acceptance by the transferee of the terms and conditions of the option.

         9. Termination of Employment. The time or times at which an option shall terminate prior to its Expiration Date shall be determined by the Committee in its discretion and set forth in the Agreement relating to such Option. Unless the Agreement otherwise specifies, the following shall apply:

              (a) If a Participant's Employment is terminated for any reason prior to the date that an option or a portion thereof first becomes exercisable, such option or portion thereof shall terminate and all rights thereunder shall cease.

              (b) To the extent an option is exercisable and unexercised on the date a Participant's Employment is terminated:

                   (i)  for  any  reason other  than  death,
Disability or Retirement, the option shall terminate on the earlier of (A) the Expiration Date, and (B) the first anniversary of such Participant's termination of Employment;

                   (ii) because the Participant has died or become subject to a Disability, the option shall terminate on the first anniversary of the date of such Participant's termination of Employment;

                   (iii) due to Retirement, the option shall terminate on the earlier of (A) the Expiration Date and (B) the second anniversary of such Participant's termination of Employment;

              (c) During the period after the Participant's termination of Employment until the termination of the option, the Participant, or the person or persons to whom the option shall have been transferred by will or by the laws of descent and distribution, may exercise the option only to the extent that such option was exercisable on the date of the Participant's termination of Employment.

              (d) The Committee may, at any time, accelerate the right of a Participant to exercise an option or extend the exercise period of such an option; provided, that no option exercise period may be extended beyond the option's Expiration Date.

              (e) The transfer of a Participant from one corporation to another among the Company, any Parent and any Subsidiary, or a leave of absence with the written consent of the Company, shall not constitute a termination of Employment for purposes of the Plan.

         10. Director Options. Each Nonemployee Director shall be granted a "Director Option" on the date of the annual meeting of shareholders in each year during the term of the Plan beginning in 1995. A "Director Option" shall be a Nonqualified Stock Option to purchase 1,000 shares (subject to adjustment as provided in Section 11) of Common Stock at an exercise price equal to the Fair Market Value per share on the Grant Date. A Director Option shall become exercisable on the first anniversary of the Grant Date and shall be exercisable for a term ending on the tenth anniversary of Grant Date; provided, however, (i) if the term of office of the holder ceases for any reason before such Director Option becomes exercisable, such Director Option shall terminate and all rights thereunder shall cease; and (ii) to the extent a Director Option is exercisable and unexercised on the date the holder's term of office ceases for any reason, such Director Option shall terminate on the earlier of the Expiration Date of such Director Option or the first anniversary of the date the holder's term of office ceased. Each Director Option shall be evidenced by an Agreement that shall specify the exercise price, the Grant Date, the term, the number of shares to which the Director Option relates and such other terms as the Committee shall determine. Notwithstanding any provision in the Plan to the contrary, Sections 5 and 9 of the Plan shall not apply to Director Options.

         11. Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Common Stock, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Common Stock or other securities of the Company, issuance of warrants or other rights to purchase Common Stock or other securities of the Company, or other similar corporate transaction or event affects the Common Stock such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (a) the number and type of shares of Common Stock which thereafter may be made the subject of options, (b) the number and type of shares of Common Stock subject to outstanding options, and (c) the exercise price with respect to any option, or, if deemed appropriate, make provision for a cash payment to the holder of an outstanding option; provided, however, in each case, that with respect to
Incentive Stock Options no such adjustment shall be authorized to the extent that such authority would cause the Plan to violate Section 422 of the Code or any successor provision thereto; and provided further, that any such adjustment shall provide for the elimination of any fractional share which might otherwise become subject to an option. In the event of a Change of Control, all outstanding options under the Plan immediately shall become exercisable in full.

         12. Rights Prior to Issuance of Shares. No Participant shall have any rights as a shareholder with respect to any shares covered by an option until the issuance of a stock certificate to the Participant for such shares. No adjustment shall be made for dividends or other rights with respect to such shares for which the record date is prior to the date such certificate is issued.

         13. Termination and Amendment. (a) The Board may terminate the Plan, or the granting of options under the Plan, at any time. No Incentive Stock Option shall be granted under the Plan after April 29, 2004. Termination of the Plan shall not affect the rights of the holders of any options previously granted.

         (b) The Board may amend or modify the Plan at any time and from time to time.

         (c) No amendment, modification, or termination of the Plan shall in any manner affect any option granted under the Plan without the consent of the Participant holding the option.

         14. Approval of Plan. The Plan shall be subject to the approval of the holders of at least a majority of the shares of Common Stock of the Company present and entitled to vote at a meeting of shareholders of the Company held within 12 months after adoption of the Plan by the Board. No option granted under the Plan may be exercised in whole or in part until the Plan has been approved by the shareholders as provided herein. If not approved by shareholders within such 12-month period, the Plan and any options granted hereunder shall become void and of no effect.

         15. Effect on Employment. Neither the adoption of the Plan nor the granting of any option pursuant to it shall be deemed to create any right in any individual to be retained as an Employee.

         16. Securities Laws. (a) Anything to the contrary herein notwithstanding, the Company's obligation to sell and deliver Common Stock pursuant to the exercise of an option is subject to such compliance with federal and state laws, rules and regulations applying to the authorization, issuance or sale of securities as the Company deems necessary or advisable. The Company shall not be required to sell and deliver Common Stock unless and until it receives satisfactory assurance (i) that the issuance or transfer of such shares will not violate any of the provisions of the Securities Act of 1933 or the Exchange Act, or the rules and regulations promulgated thereunder or those of the National Association of Securities Dealers, Inc. or any stock exchange on which the Common Stock may be listed, or the provisions of any state laws governing the sale of securities, or (ii) that there has been compliance with the provisions of such acts, rules, regulations and laws.

         (b) The Committee may impose such restrictions on any shares of Common Stock acquired pursuant to the exercise of an option under the Plan as it may deem advisable, including, without limitation, restrictions (i) under applicable federal securities laws, (ii) under the requirements of the Nasdaq National Market or Small Cap Market or any stock exchange or other recognized trading market upon which such shares of Common Stock are then listed or traded, and (iii) under any blue sky or state securities laws applicable to such shares. No shares shall be issued until counsel for the Company has determined that the Company has complied with all requirements under appropriate securities laws.

         17.  Certain Definitions.

         "Agreement" means the written agreement setting forth the terms of the Participant's option, including, without limitation, its exercise price, the time or times it may be exercised, its Expiration Date and the number or shares of Common Stock subject to the option.

         "Board"  means  the  Board  of  Directors  of   the
Company.

         "Change in Control" shall mean (i) consummation of any merger or consolidation with respect to which the Company or any Parent is a constituent corporation (other than a transaction for the purpose of changing the Company's corporate domicile), any liquidation or dissolution of the Company or any sale of all or substantially all of the Company's assets or (ii) a change in the identity of a majority of the members of the Company's Board of Directors within any twelve-month period, which change or changes are not recommended by the incumbent directors immediately prior to any such change or changes.

         The "Code" is the Internal Revenue Code of 1986, as amended from time to time.

         The "Committee" is a committee of two or more directors of the Company, each of whom shall be a "non-employee director" as such term is defined in Rule 16b-3.

         The "Common Stock" is the common stock of the Company.

         The "Company" is Data Systems Network Corporation, a Michigan corporation.

         "Director Option" shall have the same meaning as defined in Section 10.

         "Disabled"   or   "Disability"  means   total   and
permanent disability as defined in Section 22(e) of the Code.

         "Employee" means an individual with a full-time salaried "employment relationship" with the Company, or any Parent or Subsidiary, as defined in Regulation 1.421-7(h) promulgated under the Code, and shall include, without limitation, employees who are directors of the Company, or any Parent or Subsidiary.

         "Employment" means the state of being an Employee.

         "Exchange Act" means the Securities Exchange Act of
1934, as amended from time to time.

         "Expiration Date" means the date set forth in the Agreement relating to an Option on which the right to exercise shall expire absent a termination of the Participant's employment, consulting arrangement or term on the Board. Unless otherwise provided in the Agreement, the Expiration Date for an Option shall be the tenth anniversary of its Grant Date.

         "Fair Market Value" means, for purposes of determining the value of Common Stock on the Grant Date, (i) the last sale price on the Nasdaq National Market or the Nasdaq SmallCap Market as reported in The Wall Street Journal for the Grant Date, or (ii) if the Common Stock is not traded on the Nasdaq National Market or the Nasdaq SmallCap Market on the Grant Date but is traded on a national securities exchange on the Grant Date, the closing price on the Grant Date (if traded on more than one such exchange, the closing price for this purpose shall be the average of the closing prices on each such exchange on the Grant Date or (iii) if the Common Stock is not traded on the Nasdaq National Market, the Nasdaq SmallCap Market or a national securities exchange on the Grant Date but is traded "over the counter", the average of the bid and asked prices for the Grant Date; provided, however, that Fair Market Value with respect to the initial option grants approved prior to the closing of the Company's initial public offering shall be deemed to be $4.75 per share. In the event that there were no Common Stock transactions on such date and no published bid and asked prices, the Fair Market Value shall be determined as of the immediately preceding date on which there were Common Stock transactions or published bid and asked prices, as the case may be. "Fair Market Value" for purposes of determining the value of Common Stock on the date of exercise or the date Common Stock is tendered or withheld for purposes of Sections 6 or 7 shall be determined in accordance with the procedure set forth in the preceding sentence as of the last date preceding the exercise, tender or withholding rather than the Grant Date.

         "Grant Date" means the date on which the Committee authorizes a particular option, or such later date as shall be designated by the Committee.

         An "Incentive Stock Option" is an option intended to meet the requirements of Section 422 of the Code.

         "Nonemployee Director" means a Director who is not an Employee.

         A "Nonqualified Stock Option" is an option granted under the Plan other than an Incentive Stock Option.

         "Option" means either an Incentive Stock Option or a Nonqualified Stock Option to purchase Common Stock.

         "Parent" means any "parent corporation" of the Company as defined in Section 424(e) of the Code.

         "Participant"  shall have the meaning  ascribed  in
Section 3 of the Plan.

         The "Plan" is the 1994 Stock Option Plan.

         "Retirement"    means   normal   retirement    from
Employment at age 65 or older.

         "Rule  16b-3"  means Rule 16b-3 under the  Exchange
Act, as in effect from time to time.

         "Subsidiary" means any "subsidiary corporation" of the Company as defined in Section 424(f) of the Code.

                                                EXHIBIT 10.3(d)

              NONQUALIFIED STOCK OPTION AGREEMENT
                           UNDER THE
                DATA SYSTEMS NETWORK CORPORATION
               1994 STOCK OPTION PLAN, AS AMENDED
                    (APRIL 1997 VERSION)


         THIS AGREEMENT is entered into as of the Grant Date set forth herein by and between DATA SYSTEMS NETWORK CORPORATION ("Corporation") and the undersigned ("Optionee"), pursuant to the Corporation's 1994 Stock Option Plan, as amended ("Plan"). The Corporation hereby grants to the Optionee a Nonqualified Stock Option to purchase the number of shares of Common Stock indicated on the signature page, subject to the terms and conditions contained in the Plan and as hereinafter provided (the "Option"). Capitalized terms not defined in this Agreement shall have the meanings respectively ascribed to them in the Plan.

         1. Option Price. The Option shall be exercisable at the price per share indicated on the signature page.

         2.   Option Exercise.

              (a) Vesting. The Option shall become exercisable in installments as follows: one-half of the Option shall become exercisable on the second anniversary of the date hereof, one-quarter shall become exercisable on the third anniversary of the date hereof and the remaining one-quarter shall become exercisable on the fourth anniversary of the date hereof. To the extent not exercised, installments shall accumulate and the Optionee may exercise them thereafter in whole or in part. In the event of a Change of Control, the Option immediately shall become exercisable in full. Any provision of this Agreement to the contrary notwithstanding, the Option shall expire and no longer be exercisable after the date which is the tenth
(10th) anniversary of the date of this Agreement (the "Expiration Date"). The Option shall be forfeitable in accordance with the terms of Section 2(d) hereof and shall terminate in accordance with Section 3 hereof.

              (b) Notice. The Option shall be exercisable by delivery to the Secretary of the Corporation of a written and duly executed notice in the form attached hereto.

              (c)   Payment  Terms.  Payment  of  the   full
purchase  price  of  any shares with respect  to  which  the
Option  is  being exercised shall accompany  the  notice  of exercise of the Option. Payment shall be made (i) in cash or by certified check, bank draft or money order; (ii) by tendering  to  the Corporation shares of Common  Stock  then owned  by the Optionee, duly endorsed for transfer  or  with duly  executed stock power attached, which shares  shall  be valued  at  their Fair Market Value as of the date  of  such exercise  and payment; or (iii) if, at the time of exercise, the Corporation has entered into a written agreement with  a brokerage  firm pursuant to which the brokerage firm  agrees to  pay  the  option exercise price to the Corporation  upon receipt from the option holder of certain documentation  and instructions, by delivery to the Corporation of  a  properly executed  exercise  notice, acceptable to  the  Corporation, together with irrevocable instructions to the brokerage firm to deliver to the Corporation a sufficient amount of cash to pay  the  exercise  price  and  any  applicable  income  and
employment  withholding  taxes,  in  accordance  with   such
agreement ("Cashless Exercise").

              (d) Forfeiture. The Option shall terminate immediately and shall cease to be exercisable if the Executive Compensation Committee of the Board of Directors in its sole discretion determines that the Optionee has committed any of the following acts: fraud, theft, dishonesty, waste of corporate assets, negligence, a felony, willful misconduct against the Corporation or any of its employees, agents or affiliates, failure in any material respect to perform the Optionee's duties and responsibilities, termination of employment by Optionee if Optionee obtains employment with a competitor within 60 days of such termination, or encouragement of any other employee of the Corporation to terminate employment with the Corporation for the purpose of obtaining employment with a competitor of the Corporation.

         3.   Termination of Employment.

         (a) Termination Prior to Option Becoming Exercisable. If, prior to the date that the Option shall first become exercisable, the Optionee's Employment shall be terminated, with or without cause, or by the act, death, Disability, or Retirement of the Optionee, the Optionee's right to exercise the Option shall terminate and all rights hereunder shall cease.

         (b) Termination Other Than Because of Death, Disability or Retirement After Option Becomes Exercisable. If, on or after the date that the Option shall first become exercisable, the Optionee's Employment shall be terminated for any reason other than death, Disability or Retirement, the Optionee shall have the right, until the first anniversary of the Optionee's termination of Employment, to exercise the Option to the extent that it was exercisable and is unexercised on the date of such termination of Employment, subject to any other limitation on the exercise of the Option in effect at the date of exercise. The Option shall thereafter terminate and no longer be of any effect.

         (c) Termination Because of Death or Disability After Option Becomes Exerciseable. If, on or after the date that the Option shall have become exercisable, the Optionee shall die or become Disabled while an Employee or while the Option remains exercisable, the Optionee or the executor or administrator of the estate of the Optionee (as the case may
be), or the person or persons to whom the Option shall have been transferred (if such transfer was made in compliance with the Plan and Section 7 of this Agreement), shall have the right, until the first anniversary of the date of the Optionee's death or termination due to such Disability, to exercise the Option to the extent that it was exercisable and unexercised on the date of death or termination, subject to any other limitation on exercise in effect at the date of exercise. The Option shall thereafter terminate and no longer be of any effect.

         (d) Termination Because of Retirement After Option Becomes Exercisable. If, on or after the date that the Option shall have become exercisable, the Optionee's Employment shall terminate due to the Optionee's Retirement, the Optionee shall have the right until the second anniversary of the Optionee's termination of Employment, to exercise the Option to the extent that it was exercisable and unexercised on the date of such termination of Employment subject to any other limitation on exercise in effect at the date of exercise. The Option shall thereafter terminate and no longer be of any effect.

         4. Optionee's Agreement. The Optionee agrees to all the terms stated in this Agreement, as well as to the terms of the Plan, a copy of which is attached and of which the Optionee acknowledges receipt.

         5. Withholding. The Optionee consents to withholding from his compensation of all applicable payroll and income taxes with respect to the Option. If the
Optionee is no longer employed by the Corporation at the time any applicable taxes with respect to the Option are due and must be remitted by the Corporation, the Optionee agrees to pay applicable taxes to the Corporation, and the Corporation may delay issuance of a certificate until proper payment of such taxes has been made by the Optionee. The Optionee may satisfy his obligations under this Section 5 by
(i) making an election, notice of which shall be in writing and promptly delivered to the Committee, and tendering previously-acquired shares of Common Stock, provided that the shares have an aggregate Fair Market Value on the date of exercise of the Option sufficient to satisfy in whole or in part the applicable withholding taxes; or (ii) utilizing the Cashless Exercise procedure described in Section 2(c).

         6. Rights as Shareholder. The Optionee shall have no rights as a shareholder of the Corporation with respect to any of the shares covered by the Option until the issuance of a stock certificate or certificates upon the exercise of the Option, and then only with respect to the shares represented by such certificate or certificates. No adjustment shall be made for dividends or other rights with respect to such shares for which the record date is prior to the date such certificate or certificates are issued.

         7. Non-Transferability of Option. The Option shall not be transferred in any manner other than by will, the laws of descent or distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder. During the lifetime of the Optionee, the Option shall be exercised only by the Optionee. No transfer of the Option shall be effective to bind the Corporation unless the Corporation shall have been furnished with written notice thereof and such evidence as the Corporation may deem necessary to establish the validity of the transfer and the acceptance by the transferee of the terms and conditions of the Option.

         8. Compliance with Securities, Tax and Other Laws. The Option may not be exercised if the issuance of shares upon such exercise would constitute a violation of any applicable Federal or state securities law or any other law or valid regulation. As a condition to exercise of the Option, the Corporation may require the Optionee, or any person acquiring the right to exercise the Option, to make any representation or warranty that the Corporation deems to be necessary under any applicable securities, tax, or other law or regulation.
         9. Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Common Stock, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Common Stock or other securities of the Corporation, issuance of warrants or other rights to purchase Common Stock or other securities of the Corporation, or other similar corporate transaction or event affects the Common Stock such than an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available by the grant of the Option, the Committee is permitted to adjust the terms of the Option as provided in the Plan.

         10.   No Right to Employment.  The granting of  the
Option does not confer upon the Optionee any right to be retained as an Employee.

         11. Amendment and Termination of Option. Except as otherwise provided in this Agreement, the Corporation may not, without the consent of the Optionee, alter or impair any Option granted under the Plan. The Option shall be considered terminated in whole or in part, to the extent that, in accordance with the provisions of the Plan, it can no longer be exercised for shares originally subject to the Option.

         12. Notices. Every notice relating to this Agreement shall be in writing and if given by mail shall be given by registered or certified mail with return receipt requested. All notices to the Corporation or the Committee shall be sent or delivered to the Secretary of the Corporation at the Corporation's headquarters. All notices by the Corporation to the Optionee shall be delivered to the Optionee personally or addressed to the Optionee at the
Optionee's last residence address as then contained  in  the records of the Corporation or such other address as the Optionee may designate. Either party by notice to the other may designate a different address to which notices shall be addressed. Any notice given by the Corporation to the Optionee at the Optionee's last designated address shall be effective to bind any other person who shall acquire rights hereunder.

         IN WITNESS WHEREOF, the Corporation, by its duly authorized officer, and the Optionee have executed this Agreement effective as of the Grant Date set forth below.


               DATA SYSTEMS NETWORK CORPORATION
                                   By:
                                   Its:


                                   OPTIONEE


                                   (signature)

         DETAILS OF THIS AWARD

         Name of Optionee
         Grant Date

         Number of Shares

         Exercise Price




        NOTICE OF EXERCISE OF NONQUALIFIED STOCK OPTION
       GRANTED UNDER THE DATA SYSTEMS NETWORK CORPORATION
                     1994 STOCK OPTION PLAN


Secretary
Data Systems Network Corporation
34705 West Twelve Mile Road
Suite 300
Farmington Hills, Michigan 48331



         An Option was granted to me on                    ,
19    to  purchase           shares of Data Systems  Network
Corporation Common Stock at a price of $          per  share
(the "Option").

         I  hereby elect to exercise the Option with respect
to          shares.  Payment of the exercise price is  being
made as follows:

              Cash delivered with this notice.

              Certified check, bank draft or money order delivered with this notice.

              I am tendering shares of Common Stock which I currently own.

              Subject to Section 2(c) of the agreement relating to the Option, I am making a "cashless exercise" and have given the designated broker the irrevocable instructions required by the agreement between the broker and Data Systems Network Corporation.

         The stock certificate for the shares acquired upon exercise should be issued to:
              (name)
              (address)

              (Social Security No.)

Dated:                   ,
                                  (signature)
                                  (print name)



EXHIBIT 27