Form 10-Q/A
period 1997-04-30
DATA SYSTEMS NETWORK CORP
filed 1997-08-18
CIK 926849

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-Q/A-1

   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

   For the quarterly period ended            April 30, 1997

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(2) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.01 Par Value - 4,596,206 shares as of April 30, 1997.

Item 2.  Changes in Securities

  (c) On January 31, 1997, NBD Bank, N.A. exercised warrants to purchase 85,000 shares of the Company's Common Stock for cash consideration totalling
510. Such warrants were issued pursuant to the Company's Third Amended Plan of Reorganization in June 1992. The sale of the shares pursuant to the exercise of such warrants was exempt pursuant to 11 U.S.C. 1145.



SIGNATURES

Pursuant to the drequirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Data Systems Network Corporation

August 18, 1997                      Philip M. Goy
Date                                 Philip M. Goy
                                     Vice President and Chief Financial Officer
                                     (principal financial officer)

August 18,1997                       Michael W. Grieves
Date                                 Michael W. Grieves
                                     President and Chief Executive Officer
                                     (duly authorized officer)