Form 10-Q
period 1997-09-30
DATA SYSTEMS NETWORK CORP
filed 1997-11-14
CIK 926849

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

           For the quarterly period ended       September 30, 1997

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

YES [X]        NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.01 Par Value -  4,857,974 shares as of   October 31, 1997



PART I.  - FINANCIAL INFORMATION

ITEM I. - FINANCIAL STATEMENTS.

		                    DATA SYSTEMS NETWORK CORPORATION
	             	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	                               	(UNAUDITED)

		        For the Three Months Ended 				      For the Nine Months Ended
		               September 30, 				                  September 30,
		                  1997	       	1996	           1997           	1996

REVENUES:
	Net sales	      $16,062,643 		 $5,015,491 		 $46,297,213 		 $14,815,940
	Service revenue 	 5,036,777 		  1,360,273 		  14,329,712 		   2,872,262
	 Total revenues  21,099,420 		  6,375,764     60,626,925 	   17,688,202

COST OF REVENUES:
	Cost of sales	   12,616,057 		  4,509,696 		  35,760,768 		  13,184,103
	Cost of service 	 3,773,650 		    806,088 	 	 10,619,802 	  	 1,367,774
	 Total cost of   16,389,707 	 	 5,315,784 		  46,380,570 		  14,551,877
			Revenues

GROSS PROFIT		     4,709,713 		  1,059,980 		  14,246,355 		   3,136,325

OPERATING EXPENSES:
	Selling expenses	 2,664,955 	   	 897,423 		   7,337,958   		 1,932,164
	General and
 administrative
 expenses	         1,099,464 		    608,696 	  	 3,539,728 		   1,462,501

Total operating
 expenses	         3,764,419 	 	 1,506,119 	 	 10,877,686 	  	 3,394,665

INCOME (LOSS)
FROM OPERATIONS		    945,294 		   (446,139)		   3,368,669 		    (258,340)

OTHER INCOME (EXPENSE):
	Interest expense	  (351,081)		   (142,704)		  (1,062,061)		    (337,448)
	Interest income	    163,721 		     82,248 		     276,054 		     218,164
	Other income	       146,969 		    209,474 		     208,615 		     304,061
	Net other income
 (expense)	          (40,391)		    149,018 	   	 (577,392)		     184,777

INCOME (LOSS) BEFORE
INCOME TAXES	AND MINORITY
INTEREST	            904,903   		 (297,121)	  	 2,791,277     		 (73,563)

MINORITY INTEREST
 IN SUBSIDIARY              		   	  44,147 		                   		 3,000

INCOME (LOSS) BEFORE
INCOME TAXES	AND
EXTRAORDINARY ITEMS	 904,903 	  	 (252,974)	 	 2,791,277      		 (70,563)

EXTRAORDINARY ITEMS:
 	Loss on settlement
  of bankruptcy			                              (164,666)		  		 (164,666)
	Gain recognized upon
 extinguishment of debt			                        75,494 		    		 75,494

INCOME (LOSS) BEFORE
INCOME TAXES 		      904,903 		   (342,146)	  	 2,791,277 		    (159,735)

INCOME TAXES	     	 (225,000)		        -   		    (979,546)		         -

NET INCOME	       	 $679,903 		  $(342,146)		  $1,811,731 		   $(159,735)






                           		DATA SYSTEMS NETWORK CORPORATION
	                	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	                                   	(UNAUDITED)


		                      For the Three Months Ended September 30,

	                            	1997   	  	1997	        	1996
			                                     	Fully
	                            	Primary	 	Diluted		     Primary

EARNINGS (LOSS)
PER COMMON SHARE		            $0.15 		   $0.14 		     $(0.13)

WEIGHTED AVERAGE NUMBER OF
	SHARES OUTSTANDING	        4,576,883 		 4,811,502 		 2,665,993


		                      For the Nine Months Ended September  30,

	                            	1997		       1997		      1996
			                                       	Fully
		                            Primary	   	Diluted		   Primary

EARNINGS (LOSS)
PER COMMON SHARE		             $0.43 		     $0.41 		 $ (0.06)

WEIGHTED AVERAGE NUMBER OF
	SHARES OUTSTANDING	         4,172,219 		 4,368,119 		 2,595,885

		See Accompanying Notes to the Condensed Consolidated Financial Statements.




			                               DATA SYSTEMS NETWORK CORPORATION
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                             	  September 30,		           December 31,
                                  	1997	                    	1996
	                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents   	     $6,894,912 		          $1,522,434
   Accounts receivable (net of
   allowance of $375,909 and
   $67,609 at September 30, 1997
   and December 31, 1996,
   respectively)  	                  24,405,815 		          12,102,794
   Notes receivable	                    673,778 		             564,059
   Inventories 	                      4,331,625 		           2,563,201
   Other current assets	                734,380 		             646,112
         Total current assets	       37,040,510 		          17,398,600

SERVICE PARTS, net	                   1,279,544 		           1,471,284

PROPERTY AND EQUIPMENT, net 	         1,773,673 		           1,811,923

GOODWILL, net 	                       4,136,983 		           4,291,312

OTHER ASSETS	                           274,657 	            	 549,056

TOTAL ASSETS 	                      $44,505,368 		         $25,522,175

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit (Note 2)	      $5,217,548 		          $9,225,211
   Accounts payable (Note 3)	          7,949,128 		           7,594,346
   Accrued liabilities 	               1,575,072 		             813,831
   Deferred maintenance revenues	        572,766 		           1,256,566
         Total current liabilities	   15,314,514 		          18,889,954

LONG-TERM DEBT (Note 2) 	             12,000,000 	             	 75,000


STOCKHOLDERS' EQUITY (Notes 4 and 5):
   Preferred stock, authorized
   1,000,000 shares, none outstanding
   Common stock ($.01 par value;
   authorized 10,000,000	shares;
   issued and outstanding 4,857,824
   and 3,255,000 shares at September
   30, 1997 and December 31,1996,
   respectively)	                          48,578 		            32,550
   Additional paid-in capital	         17,945,027 		         9,139,153
   Accumulated deficit	                  (802,751)		        (2,614,482)
         Total stockholders' equity	   17,190,854 	        	 6,557,221
TOTAL LIABILITIES  AND
STOCKHOLDERS' EQUITY	                 $44,505,368 	      	 $25,522,175

   See Accompanying Notes to the Condensed Consolidated Financial Statements.







                                    DATA SYSTEMS NETWORK CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                               	For the Nine Months Ended September 30,

	                                                 1997		            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) 	                          $1,811,731 	     	($159,735)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
      Minority interest in subsidiary	                          		 (3,000)
      Depreciation and amortization	               798,424 		     299,077
      Gain recognized on extinguishment of debt			                (75,494)
      Provision for doubtful receivables	          308,300 	     	 17,191
      Provision for inventory obsolescence	        153,198 		      45,817
      Changes in assets and liabilities
      that provided (used) cash,
      net of effects of acquisition:
         Accounts receivable	                   (12,611,321)		   (203,300)
         Notes receivable	                         (109,719)		   (561,235)
         Inventories                           	 (1,921,622)		 (1,379,010)
         Other current assets	                      (88,268)	  	 (359,978)
         Service parts	                             (67,890)	   	 (31,112)
         Other assets	                              274,399 	    	 (5,504)
         Accounts payable	                          354,782 	 	 1,471,967
         Accrued liabilities	                       761,241   		 (439,443)
         Deferred maintenance revenues	            (683,800)		     13,071
       Net cash used in operating activities	   (11,020,545)		 (1,370,688)

CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisition of property and equipment, net	     (346,215)		   (520,651)
   Purchase of UNS common stock	    		                             (7,000)
   Redemption of warrants and exercise of
   stock options, net	                            8,821,902
   Issuance of common stock in connection
   with acquisition			                                           (890,000)
      Net cash provided by (used in)
      investing activities	                       8,475,687 		 (1,417,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net current borrowings under bank
   line of credit	                               (4,007,663)		 1,402,506
   Payment of principal on long-term debt	          (75,000)		  (394,644)
   Increase in long-term borrowings under
   bank line of credit	                          12,000,000   		 181,605
      Net cash provided by  financing activities	 7,917,337 		 1,189,467

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	                             5,372,478 	 (1,598,872)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	 1,522,434 		 3,171,544
CASH AND CASH EQUIVALENTS AT END OF PERIOD	      $6,894,912 		 1,572,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
        Interest	                               $(1,062,061)	 	 $337,448
        Income taxes	                               $60,000 		   None

 See Accompanying Notes to the Condensed Consolidated Financial Statements.





                          DATA SYSTEMS NETWORK CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     For the Nine Months Ended September 30, 1997

 Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Data Systems Network Corporation ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the Company's audited consolidated financial statements and notes contained in the Company's
Form 10-K for the year ended December 31, 1996. The condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the periods presented.The results of such interim periods are not necessarily indicative of the results of operations for the full year. The accompanying consolidated financial statements include the financial statements of Data Systems Network Corporation and its 70%-owned subsidiary, Unified Network Services, Inc. ("UNS"). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Bank Line of Credit

As of September 30, 1997, the Company has a credit agreement (the "Credit Agreement") with NBD Bank (the "Bank"). As of September 30, 1997, the Credit Agreement provides for a revolving line of credit not to exceed $12 million, a discretionary line of credit not to exceed $8 million and a dicretionary lease line not to exceed $500,000, secured by a security interest in all of the Company's accounts receivable, inventory (other than equipment financed through the IBM Credit Corporation agreement) and equipment. Borrowing limits under the revolving line of credit and the discretionary line of credit are determined based on a collateral formula which includes 80% of qualified trade receivables and 48% of eligible inventory (excluding inventory financed through the IBM Credit Corporation agreement) and spare parts up to $3 million. The term of the revolving line of credit extends to September 30, 1999 and the discretionary line of credit extends to September 30, 1998. Amounts outstanding under the discretionary line of credit are due on demand and advances under the discretionary lease line are due on such date or it or the discretionary line of credit bear interest at the Bank's prime rate or at a rate set by the Bank from time to time, as determined by the Company at the time of the advance. Advances under the lease financing bear interest at prime or a negotiated rate.Outstanding advances at September 30, 1997 bear interest at an effective rate of 7.85%. The Credit Agreement contains certain covenants requiring the Company to maintain a minimum current ratio of 1.75 to 1 and total leverage not to exceed 3.5 to 1


Note 3.  Credit Line

The Company is party to a secured finance agreement with IBM Credit Corporation. As of September 30, 1997, the agreement extended a maximum of $5.5 million in secured funds to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq , Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. To secure payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's financed inventory equal to the amount of the outstanding debt. thirty (30) day interest free financing of eligible inventory and a variable discount from the invoice price for eligible product purchases paid within fifteen days from the date of invoice. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at September 30, 1997 is approximately $2.1 million and has been included in accounts payable.

Note 4.  Redemption of Warrants

In February 1997, the Company called all of its then outstanding Redeemable Common Stock Purchase Warrants ("Warrants") for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994, setting forth the terms of the Warrants. Approximately 99% of the Warrants were exercised on or prior to the date of redemption at a price of $6.25 per Warrant, resulting in net proceeds to the Company of approximately $7,300,000. In connection with the receipt of consent to the redemption, the to 60,000 units, consisting of two common shares and two warrants to purchase an additional two common shares ("Units") which may be purchased upon exercise of a warrant issued to the underwriters' representatives in the Company's initial public offering. The registration was completed in July 1997 and during the third quarter of 1997, all related warrants were exercised, resulting in net proceeds to the Company of approximately $1,400,000.

During the first quarter of 1997, the Company's bank lender exercised for nominal consideration 85,000 warrants which were held in connection with the Company's prior reorganization. Such shares had been included in paid in capital and in the calculation of earnings per share and therefore, the par value of $850 has been reclassified to common stock.

Note 5.  Exercise of Stock Options

During the three months ended September 30, 1997, approximately 22,000 stock options of current and former employees were exercised, resulting in net proceeds to the Company of approximately $96,000.



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and notes thereto included under Item 1. Financial Statements.

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 230% to $21.1 million for the three months ended September 30, 1997 from $6.4 million for the same period in 1996. For the nine months ended September 30, 1997, total revenues increased 242% to $60.6 million from $17.7 million for the same period in 1996. These increases were attributable primarily to the acquisition of the Network Systems Group of SofTech, Inc. ("NSG") in September 1996 and the Company's expansion into the eastern region of the United States in the fourth quarter of 1996. A significant portion of the increase was attributable to the substantial contract with the State of Michigan assigned to the Company as part of the NSG acquisition. The contract has been extended to April 1998 and it is anticipated that the contract will be to extended through August 1998. As with all of the Company's service contracts, there can be no assurance that, if rebid, the Company will be awarded a new contract on terms and conditions which are at least as favorable to the Company as the current contract. The Company also experienced significant growth in the southeastern region of the United States in both the commercial and governmental sectors of their business.


Net sales increased to $16.1 million and $46.3 million for the three and nine months ended September 30, 1997, respectively, from $5.0 million and $14.8 mi llion during the same periods in 1996, due primarily to the acquisition of NSG and the eastern region expansion. Returns and allowances decreased to 0.9% as a percentage of net sales for the three and nine months ended September 30, 1997 from 6.0% during the same periods in 1996. This decrease is primarily attributable to the increase in the Company's pre-sales support resources, which has permitted the Company and its customers to more accurately assess customer's equipment needs at the time sales are made.

Service revenues increased $3.7 million to 23.9% of total revenues in the three months ended September 30, 1997 from 21.3% in the corresponding period of 1996. For the nine months ended September 30, 1997, service revenues increased $11.5 million to 23.6% of total revenues, compared to 16.2% for the corresponding period of 1996. A significant percentage of the service revenue increases resulted from an increase in maintenance revenues from the State of Michigan contract and installation and project service revenues generated from the Southeastern Region. The Company's continued focus on increasing service revenue by improving its ability to deliver services to all customers and by better utilization of its technical resources also contributed to the increase.

COST OF REVENUES. The cost of revenues decreased to 77.6% and 76.5% of total revenues for the three and nine months ended September 30, 1997, respectively , from 83.4% and 82.3% for the same periods in 1996.

The cost of service revenue increased to 74.9% and 74.1% of service revenues for the three and nine months ended September 30, 1997, respectively, from 59.3% and 47.6% for the same periods in 1996. These increases were due primarily to the Company's continuing investment in additional technical personnel which increased both pre- and post- sale field support headcount to allow for the current and anticipated growth in service offerings. The increase in the cost of service revenue for the nine months ended
September 30, 1997 was also due to the cost of contracting with third party subcontractors to support installations in areas where the Company does not h have a physical presence.

The cost of sales decreased to 78.6% and 77.2% of net sales for the three and nine months ended September 30, 1997, respectively, compared to 89.9% and 89.0% for the same periods in 1996. The Company attributes these decreases primarily to the success of its efforts to shift sales toward higher margin advanced technology products and the abilities of its sales force to offer limited value-added services as part of the Company's product offerings.

OPERATING EXPENSES.  Selling, general and administrative expense decreased to
 17.8% of total revenue for the three months ended September 30, 1997 compared to 23.6% of total revenue for the same period in 1996. The Company is benefiting from economies of scale which have enabled it to increase its revenue base at a faster rate than the personnel costs required to support the operational infrastructure have increased.

Selling, general and administrative expense decreased to 17.9% of total revenue for the nine months ended September 30, 1997 compared to 19.2% for the same period in 1996. The decrease was primarily due to the revenue rate of growth exceeding the increases in customer service, accounting and distribution personnel and the expansion of internal network and communication systems and the Company's ability to take advantage of economies of scale.

OTHER INCOME (EXPENSE). Interest expense for the three and nine months ended September 30, 1997 increased $208,000 and $726,000, respectively, compared to the same periods in 1996. The increases reflect the Company's need to borrow to support its increased business activity and to support increased levels of receivables and inventory. Interest expense is expected to decline in future quarters due to the more favorable interest rate negotiated with the Company's bank lender and as the Company is better able to manage the business processes related to the significant increase in business activity. Interest income increased by $82,000 for the three months ended September 30, 1997 compared to the prior year period as a result of an increase in the Company's cash reserves due to the exercise of outstanding warrants and stock options to purchase common stock which generated net proceeds of approximately $8.8 million. Interest income for the nine months ended September 30, 1997 increased by $58,000 compared to the prior year period as a result of increased average cash balances and increased interest rates.


FINANCIAL CONDITION

The Company finances its business primarily through funds generated internally through operations, trade credit, and advances under its credit agreement (the "Credit Agreement") with NBD Bank (the "Bank"). As of September 30, 1997, the Credit Agreement provides for a revolving line of credit not to exceed $12 million, a discretionary line of credit not to exceed $8 million and a dicretionary lease line not to exceed $500,000, secured by a security interest in all of the Company's accounts receivable, inventory, (other than equipment financed through the IBM Credit Corp. Agreement) and equipment. Borrowing limits under the revolving line of credit and the dicretionary line of credit are determined based on a collateral formula which includes 80% of qualified trade receivables and 48% of eligible inventory (excluding inventory financed through the IBM Credit Corporation agreement) and spare parts up to $3 million. The term of the revolving line of credit extends to September 30, 1999 and the discretionary line of credit extends to September 30, 1998. Amounts outstanding under the discretionary line of credit are due on demand and advances under the discretionary lease line are due on such date or dates determined by the Company and the bank at the time of the advance. Advance under the revolving line of credit or the discretionary line of credit bear interest at the Bank's prime rate or at a rate set by the Bank from time to time, as determined by the Company at the time of the advance. Advances under the lease financing bear interest at prime or a negotiated rate. Outstanding advances at September 30, 1997 bear interest at an effective rate of 7.85%. The Credit Agreement contains certain covenants requiring the Company to maintain a minimum current ratio
1.75 to 1 and total leverage not to exceed 3.5 to 1.
The secured financing agreement with IBM Credit Corporation continues to offer thirty day interest free financing up to $5.5 million on certain products purchased by the Company for resale. As of September 30, 1997, IBM Credit Corporation purchase transactions accounted for $2.1 million of the total accounts payable balance.

In February 1997, the Company called all of its then outstanding Warrants for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994. Approximately 1,256,000 shares were issued due to the resulting exercise of Warrants, generating net proceeds to the Company of approximately $7.3 million. During the third quarter of 1997, 240,00 common shares underlying a warrant issued to the underwriters' representative in the Company's initial public offering were issued upon the exercise of the warrant during the quarter, resulting in net proceeds to the Company of approximately $ 1.4 million. Also, approximately 22,000 stock options were exercised during the quarter, resulting in net proceeds to the Company of approximately $96,000.

For the nine months ended September 30, 1997, the Company increased cash and cash equivalents by approximately $5.4 million, primarily due to the receipt
of the   redemption of  net proceeds from the  exercise of  outstanding warrants and employee stock options and borrowings under the Credit Agreement. Cash used by operations increased to $11.0 million during the nine months ended September 30, 1997, compared to $1.4 million during the nine months ended September 30, 1996, primarily as a result of increased accounts receivable and the longer payments cycles associated with government and institutional customers, and secondarily to inventory held for project sales. These factors were partially offset by net income for the period and increases in accounts payable and accrued liabilities. Working capital as of September 30, 1997 was $21.7 million compared to a working capital deficiency of $1.5 million at December 31, 1996, primarily due to the exercise of warrants and stock options described above and the reclassification of $12 million from short term to long term debt pursuant to the new Credit Agreement which was executed as of September 30, 1997.

The Company believes that the combination of present cash balances, future operating cash flows, and credit facilities will be adequate to fund the Company's currently anticipated internal growth and current short and long term cash flow requirements.


The foregoing discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the relative uncertainties in the market direction of emerging technologies, a lack of market acceptance of the Company's products and services, the failure of the Company's customers to fulfill contractual commitments, the ability of the Commpany to develop and sustain new customers in geographic areas in which the Company has recently begun to operate, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the Company's ability to retain its commercial and governmental contracts (including, without limitation, the State of Michigan contract), the ability of the Company to recruit and retain qualified personnel and the potential loss of key personnel within the new regions.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

During the third quarter of 1997, the Company issued 240,000 common shares to H.J. Meyers & Co., Inc. for cash totalling $1.5 million upon exercise of the Representative's Warrant (the "Warrant") which was originally granted in the Company's initial public offering in November 1994. The terms of the Warrant permitted the holder to exercise the Warrant until October 28, 1999 for a total of 60,000 units, consisting of two common shares and two common stock purchase warrants, at a price of $12.50 per unit. The underlying common stock purchase warrants were each exercisable for one common share at $ 6.25 per share. The sale of such shares was exempt from registration pursuant to Sections 4 (2) and 4 (6) of the Securities Act of 1933. The Company relied upon these exemptions based upon the accredited and sophisticated nature of the holder of the Warrant, the fact there was but one holder of the Warrant, the provision of financial and other information concerning the Company to the Warrant holder, the lack of general solicitation and actions taken by the Company to restrict resale of the securities without registration.



Item 6 -EXHIBITS AND  REPORTS ON FORM 8-K

 (a)	EXHIBITS

 10.4(d)  NBD Bank Credit Agreement, dated September 30, 1997

 11.       Computation of Earnings Per Share

 27.       Financial Data Schedule


 (b)       REPORTS ON FORM  8-K

 None


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

Data Systems Network Corporation

November 13, 1997                      /S/    Philip M. Goy
Date                                             Philip M. Goy
                                                    Vice President and Chief
                                                    Financial Officer
  			            (principal financial officer)

November 13, 1997                     /S/   Michael W. Grieves
Date                                             Michael W. Grieves

                                                    President and Chief
                                                    Executive Officer
  			           (duly authorized officer)










EXHIBIT 10.4(d) CREDIT AGREEMENT


	This Credit Agreement, dated as of the Effective Date set forth below, is by and between Data Systems Network Corporation, a Michigan corporation (the
"Borrower"), and NBD Bank, a Michigan banking corporation (the "Bank").

RECITALS:

(A)  	The Bank and the Borrower wish to provide for a revolving bank credit in a principal amount not to exceed $12,000,000, a discretionary credit facility in a principal amount not to exceed $8,000,000 and a discretionary credit facility in a principal amount not to exceed $500,000, as provided herein.

AGREEMENT:

	THEREFORE, in consideration of the Recitals and the mutual promises contained in this agreement, the parties agree as follows:


ARTICLE I -- DEFINITIONS

	"Acceptable Accounts Receivable" shall mean all trade accounts receivable of the Borrower in which the Bank has a perfected, first priority, security interest, excluding accounts more than 90 days past due from the date of invoice, accounts subject to offset or defense, government accounts (except for all state and local municipal trade receivables which are acceptable for up to 120 days from the date of invoice), bonded, affiliate and foreign accounts, and accounts otherwise unacceptable to the Bank.  In invoice (or 120 days with respect to municipal trade accounts), then all trade accounts receivable shall be excluded as qualifying Acceptable Accounts
 Receivable.

	"Authorization" shall mean the uncommitted Credit Authorization established by Section 2.2 and the uncommitted Lease Authorization established by Section
 2.2.1.

	"Authorization Termination Date" means September 30, 1998.

	"Borrowing Base" shall mean (i) 80% of Acceptable Accounts Receivable, plus
(ii) 48% of inventory of the Borrower in which the Bank has a perfected, first priority, security interest, valued at lower of cost or market and excluding amounts outstanding under the IBM floor plan and inventory release agreement dated as of July 12, 1995 as amended on October 1, 1997, (the "IBM
Inventory"), but not exceeding $3,000,000.

	"Business Day" means a day other than Saturday or Sunday on which banks are open for business in Detroit.

	"Commitment" means the obligation of the Bank to make Loans under the Revolving Credit not exceeding $12,000,000, as such amount may be modified or reduced from time to time pursuant to the terms hereof.

	"Credit Authorization" is defined in Section 2.2.

	"Credit Facilities" shall mean the Revolving Credit and the Authorization.

	"Credits" shall mean the Revolving Credit and the Authorization.

	"Current Assets" shall mean current assets as determined in accordance with
GAAP.

	"Current Liabilities" shall mean current liabilities as determined in accordance with GAAP.

	"Default" means an event described in Section 7.

	"Effective Date" shall mean the date set forth in the last paragraph of this agreement described as the effective date of this agreement.

	"Floating Rate" means a rate per annum equal to the Prime Rate, changing when and as the Prime Rate changes.

	"GAAP" means, as of the date of determination, generally accepted accounting principles, consistently applied.

	"Intangible Assets" means goodwill, licenses, patents, copyrights, franchises, mailing lists, catalogs, trademarks, bond discount, underwriting expense, organizational expense and other similar intangible assets.

	"Interest Period" means a Negotiated Rate Interest Period.

	"Lease" is defined in Section 2.2.1.

	"Lease Authorization" is defined in Section 2.2.1.

	"Lending Installation" means any office, branch, subsidiary or affiliate of the Bank.

	"Lien" means any security interest, mortgage, pledge, lien, claim, charge, encumbrance, title retention agreement, lessor's interest under a capitalized lease or analogous instrument, in, of or on any Person's assets or properties in favor of any other Person.

	"Loan" means a loan under the Revolving Credit as described in Section 2.1 or under the Authorization as described in Section 2.2. and 2.2.1.

	"Loan Documents" shall mean this agreement, the Notes, the Security Agreement, the related financing statements and any other documents executed in connection with the Revolving Credit and the Authorization.

	"Master Demand Note" shall mean the Master Demand Note of the Borrower in the form of Exhibit B evidencing Loans under the Authorization.

	"Material Adverse Effect" means an event or action that (i) could reasonably be expected to materially and adversely affect the business, properties, condition (financial or otherwise), or results of operations of the Borrower and its Subsidiaries taken as a whole, or (ii) has been brought by or before any court or arbitrator or any governmental body, agency or official, and draws into question the validity or enforceability of any material provision of this agreement.

	"Negotiated Rate" means with respect to a Negotiated Rate Loan for the relevant Negotiated Rate Interest Period, a rate of interest established by the Bank in its sole and absolute discretion.

	"Negotiated Rate Interest Period" means with respect to a Negotiated Rate Loan, a period of not less than one day and not more than 180 days, commencing on a Business Day selected by the Borrower pursuant to this agreement. If such Negotiated Rate Interest Period would end on a day which is not a Business Day, such Negotiated Rate Interest Period shall end on the next succeeding Business Day, unless such next succeeding Business Day is after the Revolving Credit Termination Date, in which case such Negoti od may end after the Revolving Credit Termination Date.

	"Negotiated Rate Loan" means a Loan which bears interest at the Negotiated
Rate.

	"Notes" means the Master Demand Note and the Revolving Credit Note and "Note" shall mean either one of them, including any amendment or replacement.

	"Obligations" means all unpaid principal of and accrued and unpaid interest on the Notes, all accrued and unpaid facility fees, all Leases and all other obligations of the Borrower to the Bank arising under this agreement, and the
 Notes.

	"Person" means any corporation, natural person, firm, limited liability company, joint venture, partnership, trust, unincorporated organization, enterprise, government or any department or agency of any government.

	"Prime Rate" means a rate per annum equal to the "prime rate" of interest announced by the Bank from time to time, changing when and as the prime rate changes, which shall not necessarily be the lowest rate charged by the Bank to any of its customers.

	"Rate Option" means the Negotiated Rate or the Floating Rate.

	"Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System from time to time in effect and includes any successor or other regulation or official interpretation of the Board of Governors relating to reserve requirements applicable to member banks of the Federal
Reserve System.

	"Revolving Credit" shall mean the revolving credit facility established by
Section 2.1.

	"Revolving Credit Note" shall mean the Revolving Credit Note of the Borrower in the form of Exhibit A evidencing Loans under the Revolving Credit.

	"Revolving Credit Termination Date" means September 30, 1999.

	"Section" means a numbered section of this agreement, unless another document is specifically referenced.

	"Security Agreement" shall mean a Security Agreement between the Bank and the Borrower in form and substance satisfactory to the Bank granting the Bank a security interest in the collateral described in Section 2.13.

	"Subordinated Debt" means all debt, obligations and liabilities of the Borrower to any Person other than the Bank which has been subordinated to the
 Obligations pursuant to a subordination agreement satisfactory in form and content to the Bank.

	"Subsidiary" means any corporation more than 50% of the outstanding voting securities of which are at the time owned or controlled, directly or indirectly, by the Borrower or by one or more Subsidiaries or by the Borrower and one or more Subsidiaries, or any similar business organization which is so owned or controlled.

	"Tangible Net Worth" means total assets less Intangible Assets, total liabilities, and loans to shareholders and/or officers of the Borrower.

	"Total Leverage" means the ratio of the Borrower's total liabilities less Subordinated Debt to its Tangible Net Worth plus Subordinated Debt.

	"UCC" shall mean the Uniform Commercial Code as adopted in the State of Michigan and amended from time to time.

	"Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

	The foregoing definitions are applicable to both the singular and plural forms of the defined terms. Any accounting terms used but not otherwise defined have the meanings given them under GAAP.


ARTICLE II  -- THE LOANS

2.1. The Revolving Credit Commitment. From and including the Effective Date of this agreement and prior to the Revolving Credit Termination Date, the
Bank agrees, on the terms of this agreement to make Loans to the Borrower from time to time in amounts not exceeding, in the aggregate at any one time outstanding, the lesser of the Commitment or the Borrowing Base.

	2.2.  The Credit Authorization. The Bank has approved an uncommitted credit authorization (the "Credit Authorization") to the Borrower in the aggregate principal amount not to exceed $8,000,000 at any one time outstanding, subject to the terms and conditions set forth in this agreement and the
Bank's continuing satisfaction with the Borrower's managerial and financial status. Credit under the Credit Authorization shall be in the form of  Loans extended from time to time by the Bank in its sole discretion a all terminate on the Authorization Termination Date.  Disbursing a  Loan
under the Credit Authorization on one or more occasions shall not commit the
Bank to take such action in the future.  The Bank shall, in the ordinary course of business, make notations in its records of the date and amount of each  Loan under the Credit Authorization, the amount of each payment on such
 Loans, and other information.  Such records shall be prima facie evidence of the outstanding principal balance of the Master Demand Not

2.2.1. The Lease Authorization. The Bank has approved an uncommitted authorization (the "Lease Authorization") to the Borrower in the aggregate principal amount not to exceed $500,000 at any one time outstanding, subject to the terms and conditions set forth in this agreement and the Bank's continuing satisfaction with the Borrower's managerial and financial status.
 Credit under the Lease Authorization shall be in the form of loans/credit to the Borrower evidenced either (1) by notes on the Bank's standa
y conditional sales contracts on standard forms of EFI. Both lease agreements and conditional sales contracts are referred to in the plural as "Leases." Interest on each Loan evidenced by a note shall accrue at the Floating Rate. If the Loan is evidenced by a Lease, rent or payments, as the case may be, interest shall accrue at a rate to be negotiated by the Borrower and the Bank. The maturity of each note or the term of any Lease shall not exceed 60 months from the note or Lease commencement date. The or equipment being financed under any Loan or Lease. Loans made and credit extended under the Lease Authorization shall be used by the Borrower to finance the acquisition of machinery or equipment for use in the Borrower's business. Advances at any time under the Lease Authorization are solely at the Bank's discretion. Any Loan or Lease made on one or more occasions shall not commit the Bank to make a Loan or Lease on any later occasion. Unless earlier withdrawn, the Lease Authorization shall expire on

	2.3. Limitation of Aggregate Outstandings Under the Credits. Notwithstanding any provision of this agreement to the contrary, the sum of the Obligations outstanding at any one time under the Revolving Credit plus the aggregate amount of all Loans outstanding under the Authorization shall not exceed $20,500,000 at any one time.

	2.4. Commitment Fee and Reduction of the Commitment. The Borrower agrees to pay to the Bank a commitment fee on the daily average of the unused portion of the Commitment, at the rate of one quarter of one percent (1/4%) per annum from the date of this agreement to and including the Revolving
Credit Termination Date, payable on the last day of each calendar quarter in arrears and on the Revolving Credit Termination Date. The Borrower may permanently reduce the Commitment in whole, or in part in integral the amount of any reduction, but the amount of the Commitment may not be reduced below the outstanding principal amount of the Loans. All accrued facility fees are payable on the effective date of any termination of the obligations of the Bank to make Loans. The Revolving Credit, once reduced or terminated, may not be reinstated.

	 2.5.	The Loans.  Subject to the terms of this agreement, the Borrower may borrow, repay and reborrow at any time prior to the Revolving Credit
Termination Date.  The Loans may be Floating Rate Loans or Negotiated Rate
Loans, or a combination of them, selected by the Borrower in accordance with
Section 2.6.  The Loans made under the Revolving Credit must be repaid in full on the Revolving Credit Termination Date.  The Bank may book the Loans at any Lending Installation.  The Borrower may from time to time ness Day's prior notice to the Bank without penalty or premium.  A Negotiated
 Rate Loan may not be paid prior to the last day of the applicable Interest P eriod.  If at any time the Obligations exceed the Borrowing Base, the Borrowe
r shall immediately prepay the Loans in the amount by which the Obligations s
o exceed the Borrowing Base.

2.6.	Method of Selecting Rate Options and Interest Periods.  The Borrower may
select the Rate Option and Interest Period applicable to each Loan from time to time. The Borrower must give the Bank an irrevocable borrowing notice in the form attached hereto as Exhibit C (the "Notice of Borrowing"), not later than 10:00 a.m. Detroit time on the borrowing date of each Floating Rate
Loan or Negotiated Rate Loan, specifying:

	(i)	the borrowing date of that Loan, which must be a Business Day,

	(ii)	the aggregate amount of that Loan,

	(iii)	the Rate Option selected for that Loan, and

	(iv)	in the case of each Negotiated Rate Loan, the Negotiated Rate 	Interest
 Period applicable to it.

Each Negotiated Rate Loan will bear interest on the outstanding principal amount for each day during the Negotiated Rate Interest Period applicable to it from and including the first day of that Interest Period to (but not including) the last day of that Interest Period at the interest rate determined as applicable to that Negotiated Rate Loan. If at the end of an Interest Period for an outstanding Negotiated Rate Loan, the Borrower has failed to select a new Rate Option or to pay that Loan, then that Loan until the effective date of a new Rate Option with respect to it is selected by the Borrower. An outstanding Floating Rate Loan may be converted to a
Negotiated Rate Loan at any time subject to the notice provisions applicable to the type of Loan selected. The Borrower may not select a Negotiated Rate for a Loan if there exists a Default or Unmatured Default. The Borrower may not select an Interest Period for Revolving Credit Loans which would end after the Revolving Credit Termination Date or an Intere
 . Each Negotiated Rate Loan must be in the minimum amount of $1,000,000 (and in multiples of $100,000 if in excess of the minimum).

	2.7.	Rates Applicable After Default.  If any Loan is not paid at maturity, whether by acceleration or otherwise, (i) each Negotiated Rate Loan will bear interest for the remainder of the applicable Interest Period at the rate otherwise applicable to that Interest Period plus 3% per annum, and (ii) each
Floating Rate Loan will bear interest at a rate per annum equal to the
Floating Rate otherwise applicable to the Floating Rate Loan plus 3% per annum.  During the continuance of any other Default, the Bank m st for the remainder of the applicable Interest Period at the rate otherwise applicable to that Interest Period plus 3% per annum, and (z) each Floating
Rate Loan will bear interest at a rate per annum equal to the Floating Rate otherwise applicable to the Floating Rate Loan plus 3% per annum.

	 2.8.	Method of Payment.  All payments of principal, interest, and fees must be made in immediately available funds to the Bank at the Bank's address specified pursuant to Section 9.5, or at any other Lending Installation of the Bank specified in writing by the Bank to the Borrower, by noon (local time) on the date when due.  The Bank is authorized to charge the account of the Borrower maintained with it for each payment of principal, interest and fees as it becomes due.

	2.9.  No Setoff or Deduction.  All payments of principal and interest shall be made by the Borrower without setoff or counterclaim, and free and clear of
, and without deduction or withholding for, or on account of, any present or future taxes, levies, imposts, duties, fees, assessments, or other charges of whatever nature, imposed by any governmental authority, or by any department
, agency or other political subdivision or taxing authority unless any such deduction is required by law.  If any such deductio
 the Bank receives all amounts contemplated by this agreement.

	2.10.	The Notes; Telephonic Notices.  The Bank is authorized to record on its books the date, amount, Rate Option and Interest Period of each Loan, and the date and amount of each principal  payment made under the Notes.  These records govern absent manifest error, provided that neither the failure to record nor any error in that record affects the Borrower's obligations under the Notes.  The Borrower authorizes the Bank to extend Loans and effect Rate
Option selections based on telephonic notices made by
er agrees to deliver promptly to the Bank a written confirmation of each telephonic notice signed by an authorized officer of the Borrower.  If the written confirmation differs in any material respect from the action taken by the Bank, the records of the Bank govern, absent manifest error.

	 2.11.	Interest Payment Dates; Interest Basis.  Interest accrued on the
Loans is payable (i) for Floating Rate Loans and for Negotiated Rate Loans, on the last day of each month, (ii) for all Loans, on any date on which the Loan is paid or prepaid, whether due to acceleration or otherwise. Interest and commitment fees are calculated for actual days elapsed on the basis of a 360-day year. Interest is payable for the day a Loan is made but not for the day of any payment on the amount paid if payment is rece
 Loan becomes due on a day which is not a Business Day, that payment must be made on the next succeeding Business Day and, in the case of a principal payment, that extension of time is included in computing interest.

	2.12.	Security Agreement. On or before the Effective Date, to secure the prompt payment of the Borrower's obligations under this agreement, the Notes, the Leases and all other obligations of the Borrower to the Bank, whether direct or indirect, absolute or contingent, due or to become due, now existing or later arising, the Borrower shall deliver to the Bank the Security Agreement, and all financing statements that the Bank shall reasonably request in connection with the Security Agreement, all duly execu


2.13.	Personal Property Collateral.  The Security Agreement shall grant to the Bank, a duly perfected, first priority, continuing security interest satisfactory to the Bank in the following collateral and all its additions, substitutions, increments, proceeds and products, whether now owned or later acquired:

		(i)	Accounts Receivable.  All of the accounts, chattel paper, general intangibles, instruments, and documents (as those terms are defined in the
UCC), rights to refunds of taxes paid at any time to any governmental entity, and any letters of credit and drafts under them given in support of the foregoing of the Borrower;

		(ii)	Inventory.  All of the inventory (as that term is defined in the UCC, and excluding a first priority security interest only in the IBM Inventory)
of every type, of the Borrower, wherever located;

		(iii)	Equipment.  All of the equipment and fixtures (as those terms are defined in the UCC), of the Borrower, wherever located; and

(iv) Books and Records. All books and records related in any way to any of the above.

	2.13.1	Notice.  The Borrower shall promptly notify the Bank when any collateral, as described above, is moved to a jurisdiction other than the State of Michigan.

2.14.	Additional Collateral/Setoff.  To further secure  the prompt payment of the Borrower's obligations under this agreement, the Notes, and all other obligations of the Borrower to the Bank, whether direct or indirect, absolute or contingent, due or to become due, now existing or later arising, the Borrower grants to the Bank a continuing security interest in (A) all securities and other property of the Borrower in the custody, possession or control of the Bank (other than property held by the Bank solely ve the right at any time to apply its own debt or other liability to the Borrower, or to any other party liable for payment of the Borrower' obligations under this agreement in whole or partial payment of those obligations, without any requirement of mutual maturity.

2.15.	Cross Lien.  Any of the Borrower's other property in which the Bank ha
s a lien to secure payment of any other obligation, whether direct or indirect, absolute or contingent, due or to become due, now existing or later arising, shall also secure payment of and be part of the collateral for the Borrower's obligations under this agreement.


ARTICLE III -- CHANGE IN CIRCUMSTANCES

	 3.1.	Yield Protection.  If any law or any governmental or
quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law), or any interpretation of them, or compliance by the Bank with them,

		(i)  subjects the Bank or any applicable Lending Installation to any tax, duty, charge or withholding on or from payments due from the Borrower
(excluding taxation of the overall net income of the Bank or applicable
Lending Installation), or changes the basis of taxation of payments to the
Bank in respect of its Loans or other amounts due to it under this agreement,
 or

		(ii)  imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, the Bank or any applicable Lending Installation (other than reserves and assessments taken into account in determining the interest rate applicable to Negotiated Rate
Loans), or

		(iii)  imposes any other condition the result of which is to increase the cost to the Bank or any applicable Lending Installation of making, funding or maintaining loans or reduces any amount receivable by the Bank or any applicable Lending Installation in connection with loans, or requires the
Bank or any applicable Lending Installation to make any payment calculated by reference to the amount of loans held or interest received by it, by an amount deemed material by the Bank, or

		(iv)  affects the amount of capital required or expected to be maintained by the Bank or any Lending Installation or any corporation controlling the
Bank, and the Bank determines the amount of capital required is increased by or based on the existence of this agreement or its obligation to make Loans under this agreement or of commitments of this type,

then, within 15 days of the Bank's demand, the Borrower must pay the Bank that portion of the increased expense incurred (including, in the case of Section 3.1(iv), any reduction in the rate of return on capital to an amount below that which it could have achieved but for the law, rule, regulation, policy, guideline or directive, and after taking into account the Bank's policies as to capital adequacy) or reduction in amounts received which the Bank determines is attributable to making, funding and maintain

	 3.2.	Funding Indemnification.  If any payment of a Negotiated Rate Loan occurs on a date which is not the last day of the applicable Interest Period, whether because of acceleration, prepayment or otherwise, or a Negotiated
Rate Loan is not made on the date specified by the Borrower for any reason other than default by the Bank, the Borrower indemnifies the Bank for any loss or cost incurred by it resulting from these facts, including without limitation any loss or cost in liquidating or employing deposit

	 3.3.	Bank Statements; Survival of Indemnity. To the extent reasonably possible, the Bank will designate an alternate Lending Installation with respect to Negotiated Rate Loans to reduce any liability of the Borrower to the Bank under Section 3.1, so long as that designation is not disadvantageous to the Bank. The Bank will deliver a written statement as to the amount due, if any, under Section 3.1 or 3.2. That written statement will set forth in reasonable detail the calculations upon which the Bank det


ARTICLE IV -- CONDITIONS PRECEDENT

	 4.1.	Initial Loan.  The Bank is not required to make the initial Loan under this agreement unless the Borrower has furnished to the Bank whatever opinions of counsel, certificates of incumbency, resolutions, by-laws, articles of incorporation and any other documents (including, but not limited to, the Security Agreement) which the Bank reasonably requests.

	 4.2.	Each Loan.  The Bank is not required to make any Loan, unless on the applicable borrowing date (i) there exists no Default or Unmatured Default,
(ii) the warranties contained in Article V are true and correct as of such borrowing date, and (iii) all legal matters incident to making the Loan are satisfactory to the Bank and its counsel.


ARTICLE  V -- WARRANTIES

	The Borrower warrants to the Bank that:

	 5.1.	Corporate Existence and Standing.  Each of the Borrower and the
Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted except where the failure to have that authority would not have a Material Adverse Effect.

	 5.2.	Authorization and Validity.  The Borrower has the corporate power and authority and legal right to execute and deliver this agreement and the Note and to perform its obligations under them.  The execution and delivery by the
 Borrower of this agreement and the Note and the performance of its obligations under them have been duly authorized by proper corporate proceedings, and this agreement and the Note each constitute legal, valid and binding obligations of the Borrower enforceable against the Borrow

	 5.3.	No Conflict; Government Consent.  Neither the execution and delivery by the Borrower of this agreement and the Note, nor the consummation of the transactions described in them, nor compliance with their provisions will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any Subsidiary, or the Borrower's or any
Subsidiary's articles of incorporation or by-laws, or the provisions of any indenture, instrument or agreement to which the Borrower
 is a party or is subject, or by which it or its property is bound, or conflict with or constitute a default under any indenture, instrument or agreement, or result in the creation or imposition of any Lien in, of or on the property of the Borrower or a Subsidiary pursuant to the terms of any indenture, instrument or agreement.  No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of, any governmental or tion with the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, this agreement or the Note.

	 5.4.	Financial Statements.  The June 30, 1997 consolidated financial statements of the Borrower and the Subsidiaries previously delivered to the Bank were prepared in accordance with GAAP in effect on the date those statements were prepared and fairly present the consolidated financial condition and operations of the Borrower and the Subsidiaries at that date and the consolidated results of their operations for the period then ended.

	 5.5.	Material Adverse Change.  Since June 30, 1997, there has been no material adverse change in the business, properties, condition (financial or otherwise), prospects or results of operations of the Borrower and its Subsidiaries.

	 5.6.	Litigation and Contingent Obligations.  Except as set forth on
Schedule 1, there is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the knowledge of any of their officers, threatened against or affecting the Borrower or any Subsidiary which might have a Material Adverse Effect. Other than any liability incident to that litigation, arbitration or proceedings, the Borrower has no material contingent obligations not provided for or disclosed in the financial

	 5.7.	Regulation U.  Margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) constitutes less than 25% of those assets of the Borrower and its Subsidiaries which are subject to any limitation on sale, pledge, or other restriction under this agreement.

	 5.8.	Compliance With Laws.  The Borrower and its Subsidiaries have complied in all material respects with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government or any instrumentality or agency of them, having jurisdiction over the conduct of their respective businesses or the ownership of their respective properties.


ARTICLE VI -- COVENANTS

	During the term of this agreement, unless the Bank otherwise consents in writing:

	 6.1.	Financial Reporting.  The Borrower will maintain, for itself and each ubsidiary, a system of accounting established and administered in accordance with GAAP, and furnish to the Bank:

	  (i)	Within 90 days after the close of each of its fiscal years, an unqualified (except for qualifications relating to changes in accounting principles or practices reflecting changes in GAAP and required or approved by the Borrower's independent certified public accountants) audit report certified by independent certified public accountants, acceptable to the Bank, prepared in accordance with GAAP on a consolidated basis for itself and the Subsidiaries, including balance sheets as of the end of that per

	 (ii)	Within 45 days after the close of the first three quarterly periods of each of its fiscal years, for itself and the Subsidiaries, consolidated unaudited balance sheets as at the close of each that period and consolidated profit and loss and reconciliation of surplus statements and statements of cash flows for the period from the beginning of that fiscal year to the end of that quarter, all certified by an officer of the Borrower.

	(iii)	Promptly upon furnishing it to its shareholders, copies of all financial statements, reports and proxy statements so furnished.

	 (iv)	Promptly upon filing them, copies of all registration statements and annual, quarterly, monthly or other regular reports which the Borrower or any
Subsidiary files with the Securities and Exchange Commission.

	  (v)	Any other information (including non-financial information) which the
Bank or any Bank Installation from time to time reasonably requests.

	 6.2.	Use of Proceeds.  The Borrower will, and will cause each Subsidiary to
, use the proceeds of the Loans for general corporate purposes.  The Borrower may not, nor may it permit any Subsidiary to, use any of the proceeds of the

 Loans to purchase or carry any "margin stock" (as defined in Regulation U).

	 6.3.	Conduct of Business.  The Borrower will, and will cause each
Subsidiary to, carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted, and do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted, excep t.

	 6.4.	Taxes.  The Borrower will, and will cause each Subsidiary to, timely file complete and correct United States federal and applicable foreign, state and local tax returns required by law, and pay when due all taxes, assessments and governmental charges and levies on it or its income, profits or property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside.

	 6.5.	Compliance with Laws.  The Borrower will, and will cause each
Subsidiary to, comply in all material respects with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject.

	 6.6.	Merger.  The Borrower will not merge or consolidate with or into any other Person unless the Borrower is the legally surviving corporation and, after giving effect to the merger or consolidation, no Default or Unmatured
Default exists.

	 6.7.	Liens.  The Borrower will not, nor will it permit any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the property of the
Borrower or any Subsidiary, except:

	 (i)	Liens for taxes, assessments or governmental charges or levies on its property if they are not at the time delinquent or if they can be paid later without penalty, or are being contested in good faith and by appropriate proceedings.

	(ii)	Liens imposed by law, such as carriers', warehousemen's and mechanics'
liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than 60 days past due or which are being contested in good faith by appropriate proceedings and for which adequate reserves have been set aside on its books.

	(iii)	Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation.

	(iv)	Utility easements, building restrictions and any other encumbrances or charges against real property which are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect their marketability or interfere with their use in the business of the Borrower or the Subsidiaries.

	(v)	Liens existing on the date of this agreement.

	6.8.	 Notice of Default.  The Borrower will, and will cause each Subsidiary to, give prompt notice in writing to the Bank of the occurrence of any
Default or Unmatured Default and of any other development, financial or otherwise, which might have a Material Adverse Effect or might materially adversely affect the ability of the Borrower to repay the Obligations.

	  6.9	   Debt. The Borrower will not, nor will it permit any Subsidiary to, incur or permit to remain outstanding, debt for borrowed money or installment obligations, except debt reflected in the latest financial statement of the
Borrower furnished to the Bank prior to execution of this agreement and not to be paid with proceeds of borrowings under the Credit Facilities. For purposes of this covenant, the sale of any accounts receivable is deemed the incurring of debt for borrowed money.

	 6.10	   Guaranties. The Borrower will not, nor will it permit any
Subsidiary to, guarantee or otherwise become or remain secondarily liable on the undertaking of another, except for endorsement of drafts for deposit and collection in the ordinary course of business.

	 6.11	  Advances and Investments. The Borrower will not, nor will it permit any Subsidiary to, purchase or acquire any securities of, or make any loans or advances to, or investments in, any person, firm or corporation, except obligations of the United States Government, open market commercial paper rated one of the top two ratings by a rating agency of recognized standing, or certificates of deposit in insured financial institutions.

	 6.12	Current Ratio.  The Borrower will not, nor will it permit any
Subsidiary to, permit the ratio of its Current Assets to its Current Liabilities to be less than 1.75 to 1.00.

	 6.13	  Total Leverage.  The Borrower will not, nor will it permit any
Subsidiary to, permit its Total Leverage to exceed 3.5 to 1.00.


ARTICLE VII -- DEFAULTS

	The occurrence of any one or more of the following events constitutes a
Default:

	 7.1.	Any warranty made or deemed made by or on behalf of the Borrower or any Subsidiary to the Bank under or in connection with this agreement, any
Loan, or any certificate or information delivered in connection with this agreement or the Note is materially false on the date as of which it is made.

	 7.2.	The principal of the Note is not paid when due, or any interest or any facility fee or other obligations under this agreement or the Note are not paid within five days after they become due.

	 7.3.	The Borrower breaches any of the terms of Section 6.6, 6.7, 6.8, 6.12 or 6.13.

	 7.4.	The Borrower breaches (other than a breach which constitutes a Default under Section 7.1, 7.2 or 7.3) any of the terms of this agreement which is not remedied within thirty days after written notice from the Bank.

	 7.5.	The Borrower or any Subsidiary fails to pay any debt for borrowed money equal to or exceeding $25,000 the aggregate when due; or the Borrower or any Subsidiary defaults in the performance of any term contained in any agreement under which that debt was created or is governed, the effect of which is to cause, or to permit the holder or holders of that debt to cause, that debt to become due prior to its stated maturity; or any debt of the Borrower or any Subsidiary is declared to be due and payable or aturity; or the Borrower or any Subsidiary does not pay, or admits in writing its inability to pay, its debts generally as they become due.

	 7.6.	The Borrower or any Subsidiary (i) has an order for relief entered with respect to it under present or future Federal bankruptcy laws, (ii) makes an assignment for the benefit of creditors, (iii) applies for, seeks, consents to, or acquiesces in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any substantial part of its property, (iv) institutes any proceeding seeking an order for relief under present or future Federal bankruptcy laws, or seeking n, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or fails to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) takes any corporate action to authorize or effect any of the foregoing actions set forth in this Section
7.6 or (vi) fails to contest in good faith any appointment or proceeding described in Section 7.7.

	 7.7.	Without the application, approval or consent of the Borrower or any
Subsidiary, a receiver, trustee, examiner, liquidator or similar official is appointed for the Borrower or any Subsidiary or any substantial part of its property, or a proceeding described in Section 7.6(iv) is instituted against the Borrower or any Subsidiary and that appointment continues undischarged or those proceedings continue undismissed or unstayed for a period of 30 consecutive days.

	 7.8.	Any reportable event (as defined in Section 4043 of ERISA) occurs in connection with any plan (as defined in ERISA).

	 7.9.	Any Person, or two or more Persons acting in concert, acquires beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of the Borrower's voting stock.


ARTICLE VIII - ACCELERATION; REMEDIES; AND AMENDMENTS

	 8.1.	Acceleration.  If any Default described in Section 7.6 or 7.7 occurs with respect to the Borrower, the obligations of the Bank to make Loans automatically terminates and the Obligations are immediately due and payable without any election or action on the part of the Bank.  If any other Default occurs, the Bank may terminate or suspend its obligation to make Loans, or declare the Obligations due and payable, or both, whereupon the Obligations are immediately due and payable, without presentment, dema

	 8.2.	Preservation of Rights.  No delay or omission of the Bank to exercise any right under this agreement or the Note impairs that right nor can it be construed to waive any Default or acquiesce in any Default, and the making of a Loan notwithstanding the existence of a Default or the inability of the
Borrower to satisfy the conditions precedent to that Loan does not constitute a waiver or acquiescence.  Any single or partial exercise of any right does not preclude any other or further exercise of it or t
t or the Note is valid unless in writing signed by the Bank and then only to the extent that writing specifies.  All remedies contained in this agreement and the Note or by law afforded are cumulative and all are available to the
Bank until the Obligations have been paid in full.

	8.3.	Amendments.  Subject to the provisions of this Article VIII, the Bank and the Borrower may enter into agreements supplementing this agreement for the purpose of adding or modifying this agreement or the Note or changing in any manner the rights of the Bank or the Borrower or waiving any Default.

	 8.4.	Setoff.  In addition to and without limiting any rights of the Bank under applicable law, if the Borrower becomes insolvent, howsoever evidenced, or any Default or Unmatured Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other debt at any time held or owing by the
Bank to or for the credit or account of the Borrower may be offset and applied toward the payment of the Obligations owing to the Bank, w


ARTICLE IX -- GENERAL PROVISIONS

	 9.1.	Survival of Warranties.  All warranties of the Borrower contained in this agreement survive the delivery of the Note and the making of the Loans.

	 9.2.	Taxes.  Any taxes (excluding income taxes) or other similar
assessments or charges payable or ruled payable by any governmental authority in respect of this agreement and the Note must be paid by the Borrower, together with interest and penalties, if any.

	 9.3.	Expenses; Indemnification.  The Borrower must reimburse the Bank for any costs, internal charges and out-of-pocket expenses (including attorneys'
fees and time charges of attorneys for the Bank, who may be employees of the
Bank) paid or incurred by the Bank in connection with the preparation, review
, execution, delivery, amendment, modification, administration, collection and enforcement of this agreement and the Note.  The Borrower further indemnifies the Bank, its directors, officers and employees
mitation all expenses of litigation or preparation for litigation whether or not the Bank is a party) which any of them pay or incur arising out of or relating to this agreement, the Note, the transactions described in this agreement or the direct or indirect application or proposed application of the proceeds of any Loan.  The obligations of the Borrower under this Section survive the termination of this agreement.

	 9.4.	Successors and Assigns.  The terms of this agreement and the Note bind and benefit the Borrower and the Bank and their respective successors and assigns, except that the Borrower has no right to assign its rights or obligations under this agreement or the Note.  The Bank may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time sell to one or more banks or other entities participating interests in any Loan, the Note or the Commitment.  The Bank ore banks or other entities all or any part of its rights and obligations under this agreement or the Note, and the Borrower releases the Bank for the amount so assigned.

	 9.5.	Giving Notice.  Except as otherwise permitted by Section 2.6 with respect to borrowing notices, all notices, requests and other communications to any party must be in writing (including bank wire, telex, facsimile transmission or similar writing) and must be given to a party: (y) in the case of the Borrower or the Bank, at its address, facsimile number or telex number set forth on the signature page below, or (z) in the case of any party
, whatever other address, facsimile number or telex number that e (i) if given by telex, when it is transmitted to the telex number specified in this Section and the appropriate answerback is received, (ii) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (iii) if given by mail, 72 hours after that communication is deposited in the mails with first class postage prepaid, addressed as required, or (iv) if given by any other means, when delivered at the address specified in this


ARTICLE X -- GOVERNING LAW; JURISDICTION; JURY TRIAL WAIVER

	10.1	Choice of Law.  This agreement and the Notes are to be construed in accordance with the internal laws (but not the law of conflicts) of Michigan.

	10.2	Consent to Jurisdiction.  The Borrower irrevocably submits to the non-exclusive jurisdiction of any United States federal or Michigan state court sitting in Michigan in any action or proceeding arising out of or relating to any Loan, and the Borrower irrevocably agrees that all such claims may be heard and determined in any such court and irrevocably waives any present and future objection it may have as to the venue of any action or proceeding brought in that court, or that that court is an inconveni t the Borrower in the courts of any other jurisdiction. Any judicial proceeding by the Borrower against the Bank or any affiliate of the Bank involving, directly or indirectly, any matter in any way arising out of, related to, or connected with any Loan must be brought only in a court in Michigan.

	10.3	Waiver of Jury Trial.  The Bank and the Borrower knowingly, voluntarily and intelligently waive any right either of them have to a trial by jury in any proceeding (whether sounding in contract or tort) which relates to, arises out of, or is connected with this or any related agreement, or the relationship they purport to create.  This provision may only be modified in a written instrument executed by the Bank and the Borrower.


	EXECUTED ON: 	September 30, 1997 which shall be the Effective Date of this agreement.


DATA SYSTEMS NETWORK		NBD BANK
CORPORATION

By:					                   	By:
	Michael W. Grieves				     James T. McKeon
Its	President and C.E.O. 			Its:	Assistant Vice President


ADDRESS FOR NOTICES:

34705 West Twelve Mile, Suite 300		38601 Twelve Mile Road
Farmington Hills, Michigan  48331		Farmington Hills, Michigan  48331
Phone:	(248-489-7117)			Phone:	(248-488-0658)
Fax:	(248-489-1007)			Fax: 	(248-488-0634)


EXHIBIT A
MASTER PROMISSORY NOTE


$12,000,000							Detroit, Michigan

								September 30, 1997


	For value received, on September 30, 1999 Data Systems Network Corporation (the "Borrower") promises to pay to the order of NBD Bank (the "Bank"), at the Bank's principal office in the State of Michigan, in lawful money of the United States of America and in immediately available funds, the principal sum of TWELVE MILLION AND 00/100 DOLLARS ($12,000,000), or such lesser amount as is indicated on the Bank's records, together with interest computed on the balance from time to time unpaid on the basis of the pursuant to the "Credit Agreement" as defined below and reflected on the Bank's records. Interest on the unpaid principal amount is payable in accordance with the terms of the Credit Agreement. The Borrower agrees to pay interest on overdue principal from the date of demand or default until paid at the rate which is three percent (3%) per annum in excess of the rate announced from time to time by the Bank as its prime rate.

	In no event may the interest rate exceed the maximum rate allowed by law. Any interest which would for any reason be unlawful under applicable law will be applied to principal.

	Waiver: The Borrower and each endorser of this note and any other party liable for the debt evidenced by this note severally waives demand, presentment, notice of dishonor and protest of this note, and consents to any extension or postponement of time of its payment without limit as to number or period, to any substitution, exchange or release of all or any part of any collateral securing this note, to the addition of any party, and to the release, discharge, or suspension of any rights and remedies again is liable for the payment of this note. No delay on the part of the holder in the exercise of any right or remedy waives that right or remedy.
No single or partial exercise by the holder of any right or remedy precludes any future exercise of that right or remedy or the exercise of any other right or remedy. No waiver or indulgence by the holder of any default is effective unless it is in writing and signed by the holder, and a waiver on one occasion does not bar or waive any right on any future occasion

	This note evidences a debt under the terms of a certain Credit Agreement between the Bank and the Borrower contemporaneously dated, and any amendments
, (the "Credit Agreement"), which is incorporated by reference for additional terms, including default and acceleration provisions.

	WAIVER OF JURY TRIAL:  The Borrower and the Bank waive trial by jury in any judicial proceeding involving, directly or indirectly, any matter (whether sounding in tort, contract or otherwise) in any way arising out of, related to, or connected with any Loan or the relationship established under it.

Address:

34705 West Twelve Mile, Suite 300		DATA SYSTEMS NETWORK
Farmington Hills, Michigan  48331		CORPORATION
Phone:  (248) 489-7117
Fax: (248) 489-1007				By:

                							Michael W. Grieves
					                 	Its:	President and C.E.O.









EXHIBIT B
MASTER PROMISSORY NOTE

$8,000,000.00                                               Detroit, Michigan

                                                            September 30, 1997


	For value received, on demand or at such other maturity or maturities as are set forth in the Bank's records, Data Systems Network Corporation (the
"Borrower") promises to pay to the order of NBD Bank (the "Bank"), at the
Bank's principal office in the State of Michigan, in lawful money of the
United States of America and in immediately available funds, the principal sum of EIGHT MILLION AND 00/100 DOLLARS ($8,000,000.00), or such lesser amount as is indicated on the Bank's records, together with interest ear of 360 days at the rate(s) per annum  determined from time to time pursuant to the "Letter Agreement," as defined below, and reflected on the
Bank's records, which interest shall be payable in accordance with the terms set forth in the Letter Agreement, and to pay interest on overdue principal from the date of demand or default until paid at the rate which is three percent (3%) per annum in excess of the rate announced from time to time by the Bank as its prime rate.

	In no event shall the interest rate exceed the maximum rate allowed by law.
Any interest which would for any reason be deemed unlawful under applicable law shall be applied to principal.

	Waiver: The Borrower and each endorser of this note and any other party liable for the debt evidenced by this note severally waives demand, presentment, notice of dishonor and protest of this note, and consents to any extension or postponement of time of its payment without limit as to number or period, to any substitution, exchange or release of all or any part of any collateral securing this note, to the addition of any party, and to the release, discharge, or suspension of any rights and remedies again exercise of any right or remedy shall operate as a waiver. No single or partial exercise by the holder of any right or remedy shall preclude any future exercise of that right or remedy or the exercise of any other right or remedy. No waiver or indulgence by the holder of any default shall be effective unless it is in writing and signed by the holder, nor shall a waiver on one occasion be construed as a bar to or waiver of any right on any future occasion.

	This note evidences a debt under the terms of a certain Letter Agreement between the Bank and the Borrower contemporaneously dated, and any amendments
, (the "Letter Agreement"), which is incorporated by reference for additional terms and conditions, including default and acceleration provisions.

	WAIVER OF JURY TRIAL:  The Borrower and the Bank waive trial by jury in any judicial proceeding involving, directly or indirectly, any matter (whether sounding in tort, contract or otherwise) in any way arising out of, related to, or connected with any Loan or the relationship established under it.


Address:

34705 West Twelve Mile, Suite 300		DATA SYSTEMS NETWORK
Farmington Hills, Michigan  48331		CORPORATION
Phone:  (248) 489-7117
Fax: (248) 489-1007				By:

                							Michael W. Grieves
					                 	Its:	President and C.E.O.
















EXHIBIT C

NOTICE OF BORROWING


			, 199_


NBD Bank
38601 Twelve Mile Road
Farmington Hills, Michigan  48331
Attn:  James T. McKeon

RE:	Credit Agreement (as amended and modified from time to time, the "Credit
Agreement") dated as of September 30, 1997, by and among Data Systems Network
 Corporation and NBD Bank

Gentlemen:

	Unless otherwise defined herein, capitalized terms used herein shall have the meanings attributable thereto in the Credit Agreement.

	This Notice of Borrowing is delivered to you pursuant to Section 2.6 of the
Credit Agreement.

	The Borrower hereby requests a [Floating Rate Loan][Negotiated Rate Loan] in the aggregate principal amount of $________________ to be made on __________
_____, 19__, and for interest to accrue thereon at the rate established by the Credit Agreement for [Floating Rate Loans][Negotiated Rate Loans], which rate shall be ____% [insert absolute rate as quoted by Bank] for this loan.
[The duration of the Negotiated Rate Interest Period with respect thereto shall be ___________ days.]  The [Floating Rate Loan][N

	The Borrower has caused this Notice of Borrowing to be executed and delivered by its duly authorized officer by 10:00 a.m. this ______ day of ___ _______________, 199_.

						Data Systems Network Corporation

						By:
						Name:
						Title:





                                 					 EXHIBIT 11
 Data Systems Network Corporation
 Computation of Earnings Per Share
 Nine Months Ended September 30, 1997 and 1996

 SEPTEMBER 30, 1997: 		  	                    Primary 		 Fully Diluted

 Number of shares

	 Weighted average shares issued 	          	4,776,883   		4,811,502

	 Less weighted average shares held in escrow  (200,000)

	 Weighted average shares outstanding 		      4,576,883 		 4,811,502


 Earnings

	 Net Income 		                                $679,903 	  	 $679,903

 Earnings per share

	 Net Income 	                                  	 $0.15 	   	 $0.14


 SEPTEMBER 30, 1996: 	                        		 Primary

 Number of shares

	 Weighted average shares issued 	            	2,895,885

	 Less weighted average shares held in escrow 	 (300,000)

	 Weighted average shares outstanding 		        2,595,885


 Earnings

	 Net Loss 		                                   $(159,735)

 Earnings per share

	 Net Loss                                      		 $(0.06)











                                                                  EXHIBIT 27