Form 10-K
period 1997-12-31
DATA SYSTEMS NETWORK CORP
filed 1998-04-15
CIK 926849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                     For the year ended December 31, 1997
                       Commission File Number:  1-13424



                       DATA SYSTEMS NETWORK CORPORATION
            (Exact name of Registrant as specified in its charter)

            Michigan                         38-2649874
  (State or other jurisdiction of      (I.R.S. Employer I.D. No.)
  incorporation or organization)

                    34705 West Twelve Mile Road, Suite 300
             Farmington Hills, Michigan                     48331
           (Address of principal executive offices)      (Zip Code)

Registrant's telephone no. including area code: (248) 489-8700

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
Title of each class                    on which registered

Common Stock, $.01 par value           Pacific Stock Exchange and
                                       Nasdaq Stock Market's
                                       SmallCap Market


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

                                                 YES   X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates(3,196,221 shares) on March 31, 1998 was $20,176,145. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding shares of common stock are assumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                  YES   X       NO

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 4,859,224 shares of Common Stock outstanding as of March 31, 1998.



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                    PART I
ITEM 1.  BUSINESS.

Recent Developments

         On February 24, 1998, Data Systems Network Corporation (the "Company") announced that it had discovered accounting irregularities which it believed resulted in an overstatement of certain previously released earnings. Its independent auditors issued a letter withdrawing their report on the audited financial statements for the years ended December 31, 1995 and 1996, and the Company's treasurer and chief financial officer resigned. A special committee of the outside members of the Company's Board of Directors was established to investigate the matter. Based on the preliminary results of the investigation into this matter, the Company anticipates that 1996 results will be restated to reduce net income by approximately $1.5 million to $2.0 million and that 1997 earnings will also be negatively affected, resulting in a loss. Until the investigation and audit are completed, however, a reasonable estimate of 1997 results cannot be made. The continued investigation of these accounting irregularities, coupled with the subsequent resignation of the Company's independent auditing firm on March 13, 1998, and the engagement of a new independent auditing firm on March 25, 1998 have resulted in the inability of the new auditors to complete their audit of the Company's financial statements and issue the requisite report thereon in time for inclusion in this report. Consequently, the Company is unable to include information under Items 6, 7 and 8 of this report at this time. The Company will promptly file an amendment to this report disclosing the information required by Items 6, 7 and 8 upon the completion of audited financial statements and receipt of the requisite report thereon.

         The paragraph above contains forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

General

         The Company, incorporated in Michigan in 1986, provides computer network integration and data management services in the distributed computing marketplace. The Company's broad array of services includes designing, installing, and managing networks of personal computers, workstations and mainframes linked with communications hardware and software and peripheral equipment, selling network components, training users and administrators of networks and providing technical, expansion and maintenance services. Marketing efforts are directed at Fortune 1000 and middle market corporations, state and local governments, and institutional users such as hospitals and universities.

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

         In February 1996, the Company acquired 70% of the common stock of Unified Network Services, Inc. ("UNS"), a start-up network management operation based in Raleigh, North Carolina for $7,000 in cash. The Company also acquired the Network Systems Group ("NSG") of SofTech, Inc. in September 1996 for 540,000 shares of the Company's Common Stock and $890,000 in cash. From September 1996 through December 1997, the Company has opened in excess of 10 new locations in the eastern, mid-Atlantic, and southern areas of the United States.

Business Strategy

         The Company's primary objective is to be the principal "network integration and management company" for business, governmental, and institutional customers throughout the United States. To achieve its objective, the Company intends to expand through internal growth and to explore opportunities to acquire other businesses serving its target markets.

         During 1997, the Company has continued to make major changes to its operations in order to reposition the Company in terms of mix of business, type of customer, and geographical area served. In terms of mix of business, the Company is focusing on a higher level of service-to-product revenue mix, emphasizing those high end services, such as network management services and products that enable the control of complex distributed computing environments, where the Company believes it has a competitive advantage. The Company's marketing focus has changed to include not only commercial accounts, but also governmental accounts and the Company has expanded its geographical coverage to include significant sales and service coverage of the eastern United States.

         In addition, the Company continues to make a substantial investment in a remote network management facility in Raleigh, North Carolina. The Network Center has been completed and has been operational since the first quarter 1997. In connection with the Network Center, the Company has developed a multi-functional software product which has been trademarked "ENCOR" that performs remote management at a client location. The Company also has a telephone support center located near its headquarters in Michigan, which it intends to integrate into its remote network management offering during 1998.

Products and Services

         The Company's principal business is to provide computer network services and products that allow companies to control their complex distributed computing environments. Such services include the design, sale and service of local area networks ("LANs") and wide area networks ("WANs"). The Company generates revenues by providing consulting and network installation services, selling add-on hardware components to existing clients and providing after-installation service and support, training services and network management services. The Company is an authorized dealer, reseller or integrator for the products of many major vendors, including, but not limited to: IBM, Compaq, Sun Microsystems, Dell, Bay Networks, Hewlett-Packard, Novell, Microsoft, Cisco, Meridian Data, 3COM, Intel, and Oracle. The Company has developed applications for remote network management and sells private label computer systems, primarily to state governments. In addition, the Company provides application development services in database development, web site and Internet development, and imaging systems.

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

Marketing and Customers

         The Company markets its products and services through its internal sales force. The Company has sales service personnel in the following states: Connecticut, Florida, Georgia, Illinois, Louisiana, Massachusetts, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, and South Carolina. The Company adds and deletes locations on the basis of business opportunities. The Company is able to perform work outside of its locations based upon the locations of its customers' projects. The Company has no retail sales outlets and has no intentions of entering the retail markets.

         Marketing efforts are directed at Fortune 1000 and middle market corporations, state and local governments, and institutional users such as hospitals and universities. Although the Company intends to expand its geographical coverage, current marketing efforts are generally focused on customers located in the states in which the Company has offices.

         The State of Michigan accounted for 29.6% and 23.6% of revenues in 1997 and 1996, respectively. This business resulted from the contract which was assigned in connection with the NSG acquisition in September 1996. Revenues in previous years from the State of Michigan were minimal. Purchases by agencies of the State of Michigan were made pursuant to a blanket agreement which has been extended and currently expires in September 1998. There are no assurances that this contract can be extended further or that, if rebid, the Company will be awarded an additional contract under the same terms and conditions. The loss of this contract would have a material adverse affect on the Midwest region revenues, however, the Company believes that this adverse affect would, in part, be offset by the new customer base that has been developed in the eastern United States.

Vendors

         The Company purchases the microcomputers and related products it sells directly from certain vendors and indirectly through distributors, such as Inacom Corporation and Ingram Micro Corporation ("Ingram Micro").
In general, the Company must be authorized by a vendor in order to sell certain of its products, whether the products are purchased from distributors or directly from the vendors. The Company is an authorized reseller for microcomputers, workstations, and related products of over 50 manufacturers. Sales by the Company of products manufactured by Compaq, Dell, Hewlett-Packard and IBM accounted for between 45% to 55% of revenues during each of the last three fiscal years. Typically, vendor agreements provide that the Company has been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days notice or immediately upon the occurrence of certain events and are subject to periodic renewal. The loss of a major manufacturer or the deterioration of the Company's relationship with a major manufacturer could have a material adverse effect on the Company's business as certain product offerings that are requested by customers would not be available to the Company.


         The Company determines whether to purchase products from distributors or directly from manufacturers by surveying prices and product availability among the manufacturers and the distributors with whom it has contractual relationships. Distributors, which purchase products in large quantities, often are able to offer a better price on products due to volume discounts granted by manufacturers. The Company's contract with Ingram Micro, through which it purchased 15.8% of its product purchases in 1997, provides competitive pricing and inventory and asset management terms and conditions. While the loss of all of the Company's relationships with distributors would result in higher product prices to the Company and potentially reduce the Company's profit margins, the Company believes that the loss of its relationship with any particular distributor would not have a material adverse effect on the Company's results of operations or financial condition due to the availability of other sources of supply. As is customary in the industry, the Company does not have any long-term agreements or commitments, because competitive sources of supply are generally available for such products.

         During 1997, the Company has signed an agreement with Ingram Micro to provide remote network management services to Ingram Micro's Ingram Systems Group ("ISG"). The ISG is a group of companies which represent the top 40 customers of Ingram Micro and who do not have the capabilities or capacities to provide their customers with the high-end services such as remote network management. Though no significant revenues have yet been recorded, the Company believes that this alliance will provide important business opportunities in the future.

Competition

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

         Historically, manufacturers, which generally target customers desiring products from only the particular manufacturer, and computer retail chains, which focus principally on product sales, have not consistently served the Company's market component. The entry of such competitors into the Company's market component could have a material adverse effect on the Company.

Employees

         As of December 31, 1997, the Company employed approximately 285 persons, 71 of whom were sales personnel, 160 of whom were service personnel and the remainder of whom were administrative or management personnel. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES.

         The Company's corporate headquarters are located in Farmington Hills, Michigan, in a leased facility consisting of approximately 11,800 square feet of office space under a lease expiring in November 2002, for rent totaling $18,600 per month. The Company also leases two technical facilities. One is located in Farmington Hills, Michigan, of approximately 7,000 square feet under a lease expiring in March 2003 for rent totaling $3,900 per month. The other is located in Raleigh, North Carolina of approximately 27,300 square feet under a lease expiring October 2001 for rent totaling $18,300 per month. The Company's telephone help center and other related operations are located in Grand Rapids, Michigan, under a lease assumed in the NSG acquisition. This facility is approximately 14,000 square feet with net rent totaling $15,500 per month, expiring in April 1998. These facilities are scheduled to be downsized and a new location for these operations is currently under review.

         Additionally, the Company leases direct sales offices totaling approximately 29,000 square feet with lease terms of one to five years, in 18 locations in the United States. The Company believes that its existing facilities and offices and additional space available to it are adequate to meet its requirements for its present and reasonably foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

         On or about February 26, 1998, Plaintiff Tony DiFatta filed civil action, Case No. 98CV70854 DT (the "DiFatta Complaint"), in the United
States District Court for the Eastern District of Michigan, Southern
Division, against the Company and individual defendants Michael W. Grieves and Philip M. Goy. Mr. DiFatta seeks to represent a class of all purchasers of the Company's stock on the open market between March 5, 1997 and February 24, 1998, excluding the individual defendants and any officer, director or control person of the Company and members of their immediate families. The DiFatta Complaint alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. Sections 78j(b) and 78t(a), and SEC Rule 10b-5, by means of a scheme to defraud or deceive purchasers of the Company's common stock through nondisclosure and misrepresentations of information concerning the Company's financial results and future prospects. In particular, DiFatta claims that press releases and SEC filings by the Company were materially false and misleading in that they overstated revenues and earnings for the year and quarter ended December 31, 1996, and for the quarters ended March 31, 1997, June 30, 1997 and September 31, 1997 due to accounting irregularities.

         On or about March 17, 1998, Plaintiff Jeffrey P. Emrich filed civil action, Case No. 98CV1223 DT (the "Emrich Complaint"), in the United States District Court for the Eastern District of Michigan, Southern Division, against the Company and individual defendants Grieves and Goy. The Emrich Complaint seeks to certify an essentially identical class of purchasers of the Company's stock as the class proposed in the DiFatta Complaint, and presents essentially identical claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq Stock Market's SmallCap Market under the symbol "DSYS" and on the Pacific Stock Exchange under the symbol "DSY". The high and low sales prices for the Common Stock on the Nasdaq SmallCap Market during the period from January 1, 1996, through the first quarter of 1998 are set forth in the following table.


                    1996             High                   Low
                    1st Quarter      $3.00                 $1.50
                    2nd Quarter      $5.56                 $2.00
                    3rd Quarter      $7.25                 $2.88
                    4th Quarter     $11.88                 $6.18

                    1997             High                   Low
                    1st Quarter     $10.00                 $6.88
                    2nd Quarter     $14.00                 $7.31
                    3rd Quarter     $16.88                $10.19
                    4th Quarter     $15.25                 $8.75

                    1998             High                   Low
                    1st Quarter     $14.25                 $6.13

         As of March 31, 1998 the approximate number of record holders and beneficial owners of the Common Stock was 290, based upon securities position listings information available to the Company and the records of the Company's transfer agent.


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

ITEM 6.  SELECTED FINANCIAL DATA.

         To be filed by amendment.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

          To be filed by amendment.

ITEM 7a. QUANTITATIVE.

          Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995.

         To be filed by amendment.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 13, 1998, KPMG Peat Marwick LLP ("KPMG") informed the Board of Directors of the Company that it has resigned as the Company's independent auditors. The reports of KPMG on the Company's financial statements for each of the past two fiscal years were withdrawn as of February 24, 1998. Prior to such withdrawal, such reports contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with its audits for the two most recent fiscal years and through March 13, 1998, (i) there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the financial statements for such fiscal years and (ii) there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v), except as follows:

         - As announced on February 24, 1998, the Company and KPMG became aware of certain accounting irregularities which may have affected previously issued financial statements. Contemporaneously, KPMG advised the Company that its auditor's report on the Company's consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the two-year period ended December 31, 1996 should no longer be relied upon. A special committee of the outside members of the Company's Board of Directors was established to investigate the matter. In KPMG's March 13, 1998 letter of resignation, it advised the Board of Directors of the Company that it had concluded that it could no longer rely on management's representations, and that it was unwilling to be associated with the financial statements prepared by management.

         - KPMG previously communicated to the Company two items which it considered to be material weaknesses in internal control relating to the Company's new accounting system and the timeliness, accuracy and availability of reconciliations, schedules and other supporting documentation. These items were subsequently discussed with the Audit Committee of the Board of Directors.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement relating to its 1998 annual meeting of shareholders (the "1998 Proxy") under the headings "Election of Directors" and "Section 16(9) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the 1998 Proxy under the heading "Executive Compensation" (excluding the Report of the Executive Compensation Committee and the Stock Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the 1998 Proxy under the heading "Securities Ownership of Principal Shareholders and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the 1998 Proxy under the heading "Certain Transactions".PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)     Financial Statements, Financial Statement Schedules and
Exhibits.

                 (1) The financial statements required by Item 8 of this report will be filed by amendment.

                 (2) The following financial statement schedule of the Company will be filed by amendment.

         Schedule II     Valuation and Qualifying Accounts

                 (3) A list of the exhibits required to be filed as part of this Form 10-K is included under the heading "Exhibit Index" in this Form 10-K and incorporated herein by reference. Included in such list as Item
10.3 (1994 Stock Option Plan) are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K.

         (b)     Reports on Form 8-K.

         There were no Form 8-K filings in the fourth quarter of 1997. However, the following filings occurred in the first quarter of 1998:

                 Date                     Information Reported

                 February 24, 1998        Items 5 and 7

                 March 19, 1998           Items 4 and 7

                 March 31, 1998           Items 4, 5, and 7

         No financial statements were filed with Reports on Form 8-K.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 DATA SYSTEMS NETWORK CORPORATION

                                 By: Michael W. Grieves
                                     Michael W. Grieves
                                     Chairman, President and Chief Executive
                                     Officer

Dated  April 15, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 14, 1998.

Michael W. Grieves
Michael W. Grieves
Chairman of the Board, President,
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)


Richard R. Burkhart*
Richard R. Burkhart
Director and Assistant Treasurer

Walter J. Aspatore*
Walter J. Aspatore
Director

Jerry A. Dusa*
Jerry A. Dusa
Director

*By:  Michael W. Grieves
      Michael W. Grieves
      Attorney-in-Fact


                                 EXHIBIT INDEX

Exhibit No.      Description of Exhibits

 2.2             Asset Purchase Agreement, dated September 12, 1996, by and among the Company, Information Decisions, Inc., System
                 Constructs, Inc. and SofTech, Inc.  Schedules to the
                 Agreement, listed on pp. iii-iv of the Table of Contents of the Agreement, were not filed, but will be provided to the
                 Commission supplementally upon request.(5)
 4.5             Form of Warrant issued to former unsecured creditors
                 pursuant to Third Amended Plan of Reorganization*
10.1             Compaq Computer Corporation Authorized Dealer Agreement.(1)
10.3(a)          Form of non-qualified stock option agreement under 1994
                 Stock Option Plan.(3)
10.3(c)          1994 Stock Option Plan, as amended and restated April
                 1997.(8)
10.3(d)          Form of non-qualified stock option agreement under 1994
                 Stock Option Plan (April 1997 version).(8)
10.4(b)          Restated Business Financing Agreement - NBD Secured Credit
                 Agreement, dated November 27, 1996.(5)
10.4(c)          Amendment to NBD Credit Facility Agreement, dated April 23,
                 1997.(7)
10.4(d)          NBD Bank Credit Agreement, dated September 30, 1997.(9)
10.8             Subordinated Promissory Notes issued to Michael Grieves and
                 Richard Burkhart, dated May 22, 1992.(1)
10.9             Promissory Note, dated June 30, 1992, from Michael
                 Grieves.(1)
10.14            Shareholder Agreement, dated February 22, 1996, among the
                 Company and Unified Network Services.(4)
10.15            Stock Purchase Agreement, dated February 22, 1996, among the
                 Company and Unified Network Services.(4)
10.16            Registration Rights Agreement, dated September 12, 1996,
                 entered into by the Company and SofTech, Inc.(5)
10.17            Financial Consulting Agreement between the Company and H.J.
                 Meyers & Co., Inc. and Amendment of Representative's
                 Warrant, dated as of December 22, 1996.(6)
10.18            Warrant Redemption Agreement, dated January 21, 1997,
                 between the Company and H.J. Meyers & Co., Inc.(6)
10.19            Letter Agreement between First Colonial Securities Group,
                 Inc. and the Company, dated as of January 29, 1997.(6)
23.1             Consent of Plante & Moran LLP**

24.1             Power of Attorney of Walter J. Aspatore*
24.2             Power of Attorney of Richard R. Burkhart*
24.3             Power of Attorney of Jerry A. Dusa*
27               Financial Data Schedule**
--------------------------------------------
*    Filed herewith.
**  To be filed by amendment.
(1) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-81350, as amended.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.