Form 10-K/A
period 1997-12-31
DATA SYSTEMS NETWORK CORP
filed 1998-04-30
CIK 926849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-K/A1

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

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                                   PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the members of the Board of Directors and the executive officers of the Company and includes information regarding the individual's age, principal occupation, other business experience, directorships in other publicly-held companies and term of service with the Company. Each director holds office until the next annual meeting of shareholders and until his successor has been elected and qualified.

Name                                      Age     Position
----                                      ---     --------

Michael W. Grieves                        48      Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director

Walter J. Aspatore                        55      Director

Richard R. Burkhart                       46      Director

Jerry A. Dusa                             50      Director

Gregory D. Cocke                          42      Vice President - Sales

Diane L. Grieves                          48      Executive Vice President
                                                  and Secretary

         Mr. Grieves has served as the Company's President, Chief Executive Officer and Chairman of the Board since its inception in 1986. Prior to 1986, Mr. Grieves served in executive, managerial and technical capacities with Computer Alliance Corporation, a turnkey system house, Quanex Management Sciences, a computer services bureau, and Lear Siegler Corporation, and has more than 25 years of experience in the computer industry. Mr. Grieves is married to Diane L. Grieves, the Company's Executive Vice President and Secretary.

         Mr. Aspatore, a Director of the Company since November 1994, has been Managing Director of Amherst Capital Partners, which provides investment banking services to medium and small businesses, since its founding in 1994. Prior to the formation of Amherst Capital Partners, Mr. Aspatore was President of Onset BIDCO, which supplies financing, and management services to companies with strong growth potential, from 1991 to November 1994. Mr. Aspatore was the President of Cross & Trecker Corporation a $500 million worldwide factory automation company, from 1988 to 1991 and served that company in various capacities for approximately 22 years. He has a total of more than 27 years of senior level management experience in operations and finance in the worldwide factory automation, automotive, and aerospace industries.

         Mr. Burkhart, a Director of the Company since 1986, has been a management consultant with his own firm, Emerald Asset Management, Inc., since 1991 and for the last fifteen years Mr. Burkhart has specialized in managing financially troubled businesses. Mr. Burkhart served as the Company's Treasurer from 1986 until April 1997. Since 1992, Mr. Burkhart has served as President and is principal of New Century Metals, Inc. in Cleveland, Ohio. From 1986 to 1991, he was Chairman of The Pratt & Whitney Machine Tool Company in West Hartford, Connecticut. Prior experiences included executive positions in finance and planning with major manufacturing companies, including Quanex Corporation and Republic Steel Corporation.

         Mr. Dusa, a Director of the Company since November 1994, has been the principal of Phase One Partners, an investment and consulting firm, since September 1994. In September 1996, Mr. Dusa became Vice President of DIGI International Inc., a producer of data communications hardware and software, and currently serves as DIGI's President and Chief Executive Officer. From July 1994 to May 1995, he was Executive Vice President of Fujitsu Microelectronics Inc., a manufacturer of semiconductors. Prior to July 1994, Mr. Dusa was President of Eagle Technology, a business unit of Anthem Electronics and a manufacturer of Ethernet adapter cards, for 1-1/2 years. From 1991 to 1992, Mr. Dusa was President and Chief Operating Officer of Kalpana, Inc., a manufacturer of high speed network switches, where he was responsible for general management of all operations. In 1990, Mr. Dusa served as Chief Operating Officer of Saros, Inc., a database software developer. From 1987 to 1990, Mr. Dusa was Vice President of North American sales for 3Com Corporation, a manufacturer of a wide range of network hardware and software. Mr. Dusa has over 22 years of management experience in the data processing, information management and networking industries.

         Mr. Cocke, the Company's Vice President - Sales, has held various sales management and executive positions with the Company since its inception. Prior to 1986, Mr. Cocke was employed in sales and sales management capacities at Inacomp Computer Centers, Inc. and Executive Data Solutions, Inc., both computer sales organizations.

         Ms. Grieves, the Company's Executive Vice President and Secretary, has held executive positions in sales, operations, and administration at the Company since its inception. From 1984 to 1985, Ms. Grieves was Vice President of Sales at Executive Data Solutions, Inc., a computer sales organization. Prior to that, Ms. Grieves held numerous sales and sales management positions with American Telephone and Telegraph and the Bell operating companies. Ms. Grieves is married to Michael W. Grieves, the Company's Chairman, President and Chief Executive Officer.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it since January 1, 1997, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with, except that Mr. Burkhart, Director, filed one late Form 4, disclosing one transaction on an untimely basis.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY

         The following table sets forth the compensation paid by the Company to the Chief Executive Officer and the only other executive officers who earned more than $100,000 in salary and bonus during 1997 (collectively, the "Named Officers").
























                          Summary Compensation Table
                                                              Long-Term
                                            Annual       Compensation Awards
     Name and                            Compensation         Securities
Principal Position                Year  Salary   Bonus   Underlying Options
------------------                ----  ------   -----   -------------------

Michael W. Grieves                1997 $160,006  30,000         8,000
  Chairman, President and         1996 $121,000    -            -
  Chief Executive Officer         1995 $121,000    -            -


Diane L. Grieves                  1997 $120,000  15,375         7,500
  Executive Vice President        1996 $120,000    -           15,000
  and Secretary                   1995 $120,000    -           -

Gregory D. Cocke                  1997 $108,750  28,500        11,250
  Vice President - Sales          1996 $130,000    -           15,000
                                  1995 $129,000    -           -

Philip M. Goy                     1997 $120,000    -           12,000
  Former Treasurer and Chief      1996   83,544(1) -           50,000
  Financial Officer

(1) Includes $43,544 earned as a consultant prior to employment as Chief Financial Officer.

OPTION GRANTS

         The following table provides information on option grants in 1997 to the Named Officers. All such options were granted under the Company's 1994 Stock Option Plan, as amended and restated April 1997.

                     Option/SAR Grants in Last Fiscal Year

                             Individual Grants

                                                               Potential
                                                               Realizable
                                                            Value at Assumed
                Number of   Percent of                        Annual Rates of
               Securities     total                            Stock Price
               Underlying  Options/SARs                         Appreciation
              Options/SARs  Granted to   Exercise                for Option
                Granted   Employees in    Price   Expiration      Term(b)
                 (#)(a)   Fiscal Year   ($/Share)    Date     5%($)   10%($)
                 ------   -----------   --------- ----------  -----   -----

Michael W. Grieves 8,000     3.29%        $8.75    6/02/07  $44,022 $111,562

Diane L. Grieves   3,333     1.57        $12.00    7/31/07   25,138   63,743
                   4,167     1.96        $13.25   10/31/07   34,723   87,995

Gregory D. Cocke   5,000     2.35        $12.00    7/31/07   37,734   95,625
                   6,250     2.94        $13.25   10/31/07   52,080  131,981

Philip M. Goy     12,000     5.65         $8.75    6/02/07   66,034  167,343

------------

(a) The options become exercisable as follows: 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, or immediately upon a change of control.

(b) Represents the value of such option at the end of its 10-year term (without discounting to present value), assuming the market price of the Common Stock appreciates from the exercise price beginning on the grant date at an annually compounded rate of 5% or 10%. These amounts represent assumed rates of appreciation only. Actual gains, if any, will be dependent on overall market conditions and on the future performance of the Common Stock. There can be no assurance that the price appreciation reflected in this table will be achieved.

OPTION HOLDINGS

         The following table provides information with respect to the unexercised options held as of the end of 1997 by the Named Officers. The Named Officers did not exercise any options during 1997.

                      Aggregated Option/SAR Exercises In
            Last Fiscal Year and Fiscal Year-End Option/SAR Values

                      Number of Unexercised         Value of Unexercised
                     Options/SARs at Fiscal      In-the-Money Options/SARs
                          Year End (#)            At Fiscal Year End($)(a)
Name               Exercisable  Unexercisable    Exercisable  Unexercisable
----               -----------  -------------    -----------  -------------

Michael W. Grieves    10,000        8,000         $  68,800     $  23,040
Diane L. Grieves      15,000       15,000           108,825        57,225
Gregory D. Cocke      15,000       18,750           108,825        57,225
Philip M. Goy         25,000       37,000           190,750       225,310
----------------
(a) Value was determined by multiplying the number of shares subject to the option by the difference between the last sale price of the Common Stock reported for December 31, 1997 on the Nasdaq Stock Market's SmallCap Market and the option exercise price.

DIRECTOR COMPENSATION

         The Company pays non-employee directors an annual retainer of $1,000 and a fee of $500 for each Board or committee meeting attended. On the date of each annual shareholders meeting, each non-employee director elected or reelected as such will also receive an option under the 1994 Stock Option Plan to purchase 1,000 shares of Common Stock, exercisable beginning one year after the grant date, at an exercise price equal to the fair market value on the grant date. The Company also reimburses out-of- pocket expenses related to non-employee directors in attendance at such meetings.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1998, certain information with respect to the beneficial ownership of Common Stock by each director of the Company, each of the Named Officers, all current directors and current executive officers as a group and all other persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (each, a "5% Owner").

                                    Number of      Percent of
Name                                Shares (a)      Class (b)
----                                ----------     ----------
Michael W. Grieves(c)                 717,500        14.7 %
Walter J. Aspatore                      6,000          *
Richard R. Burkhart                   143,625         3.0
Gregory D. Cocke(c)                   376,250         7.7
Philip M. Goy                          38,200          *
Jerry A. Dusa                           3,000          *
Diane L. Grieves                       15,000          *
Oak Ridge Investments LLC(c)          255,655(d)      5.3
All executive officers and
  directors as a group (6 persons)  1,261,375        25.7
-----------------
*        Less than one percent

(a) The column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the SEC, including 10,000 shares of Common Stock for Michael Grieves, 3,000 shares for Richard Burkhart, 15,000 shares for Gregory Cocke, 25,000 shares for Philip Goy, 3,000 shares for Jerry Dusa and 15,000 shares for Diane Grieves that may be acquired upon the exercise of stock options that are presently exercisable or become exercisable within 60 days.

(b) For purposes of calculating the percentage of Common Stock beneficially owned, the shares issuable to such person under stock options or warrants exercisable within 60 days are considered outstanding and added to the shares of Common Stock actually outstanding.

(c) The address for Messrs. Grieves and Cocke is the Company's address. Oak Ridge Investments LLC's address is 10 South LaSalle Street, Suite 1050, Chicago, Illinois 60603.

(d)      Information regarding Oak Ridge Investments LLC is based on the
         Schedule 13G filed on February 9, 1998.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A portion of the consideration for certain 13% subordinated promissory notes of the Company acquired by Mr. Grieves, the Company's Chairman, President and Chief Executive Officer, pursuant to the Company's Plan of Reorganization in 1992 was a $200,000 promissory note (the "Grieves Note"). The Grieves Note bears interest at the Internal Revenue Service annual imputed rate, payable annually, and does not become due unless the maker fails to pay interest in accordance with its terms and demand is made by the holder. The principal amount due under the Grieves Note will be reduced in the event and to the extent that such third party may make payment on certain indebtedness owed to the Company or Mr. Grieves' interest in such note is assigned to the Company. There is $200,000 outstanding under the Grieves Note as of March 31, 1998, which is the largest amount outstanding under the Grieves Note since the beginning of 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DATA SYSTEMS NETWORK CORPORATION

                                 By: /s/ Michael W. Grieves
                                     ---------------------------------------
                                     Michael W. Grieves
                                     Chairman, President and Chief Executive
                                     Officer

Dated  April 29, 1998