Form 10-K/A
period 1997-12-31
DATA SYSTEMS NETWORK CORP
filed 1998-06-17
CIK 926849

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-K/A2

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

                                                 YES        NO   X

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


         This Amendment No. 2 to the Company's Form 10-K for the year ended December 31, 1997 includes an audited 1997 consolidated balance sheet and unaudited consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 1997. In addition, this Amendment includes restated and unaudited 1996 consolidated financial statements and unaudited 1995 consolidated financial statements. The Company is currently working with its auditors to complete an audited statement of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and audited financial statements for 1996 and 1995, and will promptly file an amendment to this report upon completion of such audited financial statements and receipt of the requisite reports thereon. See Independent Auditors Report and "Note 15 of Notes to Consolidated Financial Statements."


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

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the Nasdaq Stock Market's SmallCap Market under the symbol "DSYS" and on the Pacific Stock Exchange under the symbol "DSY". The high and low sales prices for the Common Stock on the Nasdaq SmallCap Market during the period from January 1, 1996, through the end of 1997 are set forth in the following table.

                    1996                     High                 Low
                    1st Quarter              $3.00               $1.50
                    2nd Quarter              $5.56               $2.00
                    3rd Quarter              $7.25               $2.88
                    4th Quarter             $11.88               $6.18


                    1997                      High                Low
                    1st Quarter              $10.25              $7.00
                    2nd Quarter              $14.00              $6.88
                    3rd Quarter              $16.88              $9.38
                    4th Quarter              $15.25              $8.75


                    1998                      High                Low
                    1st Quarter              $14.25              $6.13

          As of April 9, 1998 the approximate number of record holders and beneficial owners of the Common Stock was 3,397, based upon securities position listings information available to the Company and the records of the Company's transfer agent.

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

ITEM 6.   SELECTED FINANCIAL DATA

        The selected financial data presented below, as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995, are derived from the Company's audited and unaudited consolidated financial statements included in this report, and should be read in conjunction with the financial statements and notes thereto and "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". The selected financial data as of December 31, 1995 are derived from unaudited consolidated financial statements of the Company which are not included in this report. The selected financial data as of December 31, 1994 and 1993 and for the years ended December 31, 1994 and 1993 are derived from audited consolidated financial statements of the Company which are not included in this report.

                                                Restated
                                      1997        1996         1995
STATEMENT OF OPERATIONS DATA:      (unaudited) (unaudited)  (unaudited)     1994      1993
                                                          (in thousands
                                                      except per share data)
Total revenues                        $88,011     $33,550        $30,506   $22,870    $26,172
  Cost of revenues (1)                 75,445      28,792         27,933    19,572     22,383
                                       ------      ------         ------    ------     ------
Gross profit                           12,566       4,758          2,573     3,298      3,789
  Operating expenses                   16,788       8,489          3,228     2,725      2,797
  Other expenses                          752         188            280       864        569
                                       ------      ------         ------    ------     ------

Income (loss) before income
taxes, minority interest and
extraordinary items                   (4,974)     (3,919)          (935)     (291)        423


Income tax (benefit)                    -           -                -         -           -

                                   ----------------------------------------------------------
Income (loss) before minority
interest and extraordinary items      (4,974)     (3,919)          (935)     (291)        423

Minority interest                       -              3              -        -            -
Extraordinary items (2)                 -             75            322        -            -
                                   ----------------------------------------------------------

Net income (loss)                   $ (4,974)    $(3,841)        $ (613)   $ (291)    $   423
                                   ==========================================================

Net (loss) per
common share (3)                    $  (1.15)    (1.41)      $ (0.24)      $(0.22)
                                   ===============================================



Pro forma income per
 common share (4)                                                                  $ 0.30
                                                                                   ======

Weighted average common shares
 outstanding (4)                        4,324    2,719         2,560       1,328    1,400
                                   ======================================================

BALANCE SHEET DATA (AT PERIOD
END):
                                                Restated
                                                  1996         1995
                                         1997  (unaudited)  (unaudited)    1994         1993
                                                           (in thousands)
Total assets                          $43,214     $21,142     $11,938     $11,175       $7,421
Working capital (deficiency)           (2,089)     (5,023)      2,040       3,043         (735)
Current liabilities                    36,812      18,672       8,361       6,359        6,562
Long-term debt                              0          75         100         234          423
Stockholders' equity                    6,244       2,396       3,477       4,581          436

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 15 of Notes to the Consolidated Financial Statements" for a discussion of the effect of accounting changes in policies and estimates which are related to and consistent with the restatement of prior financial statements (unaudited).

(2) See "Note 13 of Notes to Consolidated Financial Statements" for a discussion of the effect of the Company's 1996 and 1995 gains on extinguishment of debt.

(3) See "Note 15 of Notes to Consolidated Financial Statements" for a discussion of subsequent events and the restatement of prior financial statements.

(4) Amounts in 1993, 1994, 1995, and 1996 do not include 300,000 issued and outstanding shares which were placed in escrow at the closing of the Company's initial public offering and released from escrow in 1997. The pro forma amount in 1993 includes shares issuable upon exercise of warrants issued in 1992 in connection with the Company's bankruptcy reorganization.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis compares the financial results for the three year period ending December 31, 1997 and should be read in conjunction with the Company's financial statements and notes thereto. The Company's financial statements include (i) an audited 1997 consolidated balance sheet and unaudited statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997; (ii) restated and unaudited 1996 financial statements and (iii) unaudited 1995 financial statements. The investigation into the Company's accounting irregularities, coupled with the subsequent resignation of the Company's independent auditing firm on March 13, 1998, and the engagement of a new independent auditing firm on March 25, 1998 have resulted in the inability of the new auditors to complete their audit of all of the Company's financial statements included herein and issue the requisite report thereon in time for inclusion in this report. The Company is working with its auditors to complete the audit of the currently unaudited financial statements and will promptly file an amendment to this report upon completion of such audit and receipt of the requisite reports thereon. See Independent Auditors Report and "Note 15 of Notes to Consolidated Financial Statements."

          The following discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the failure of the Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company has recently begun to operate, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the impact of undetected errors or defects associated with year 2000 date functions on the Company's current products and internal systems, the willingness of the Company's bank lender to continue to lend under the credit facility or the Company's ability to secure alternative working capital financing, the relative uncertainties in the market direction of emerging technologies, the ability of the Company to recruit and retain qualified personnel and the potential loss of key personnel within the new regions, the Company's ability to retain its commercial and governmental contracts (including the State of Michigan contract) and a lack of market acceptance of the Company's products and services.
                              RESULTS OF OPERATIONS

          A significant part of a competitive strategy adopted by the Company in 1995 was to focus the Company's resources in two areas: accelerating the Company's growth rate, and expanding its network management support services offerings. The results of operations for 1996 and 1997 reflect the implementation of this strategy.

     For the periods indicated, the following table sets forth selected items from the Company's Consolidated Statements of Operations included in this Report, expressed as a percentage of total revenues:

                                 YEARS ENDED DECEMBER 31,

                                                   1997          1996            1995
Revenues:
     Net sales                                    78.3%          80.9%          92.5%
     Service revenues                             21.7%          19.1%           7.5%
                                                ---------------------------------------
         Total revenues                            100%           100%           100%
                                                ---------------------------------------

Cost of Revenues:

    Cost of sales                                 68.0%          70.1%          87.7%
    Cost of service revenue                       17.7%          15.7%           3.8%
                                                ---------------------------------------
        Total cost of revenues                    85.7%          85.8%          91.5%
                                                ---------------------------------------

Gross profit                                      14.3%          14.2%           8.5%

Operating expenses                                19.1%          25.3%          10.6%
Other expenses                                     0.9%           0.6%           1.0%
                                                ---------------------------------------

Loss before income taxes,
minority interest and extraordinary
item                                               5.7%          11.7%           3.1%
Income taxes                                        -              -               -
                                                ---------------------------------------

Loss before minority
interest and extraordinary item                    5.7%          11.7%           3.1%

Minority interest
Extraordinary item                                  -            (0.2%)         (1.1%)
                                                ---------------------------------------

Net Loss                                           5.7%          11.5%           2.0%
                                                =======================================

                          YEAR ENDED DECEMBER 31, 1997
                    COMPARED TO YEAR ENDED DECEMBER 31, 1996


REVENUES.

          The Company's total revenues rose by 262% to $88.0 million in 1997, compared to $33.5 million in 1996, primarily due to the full year impact of the Company's acquisition of NSG (which was acquired in September 1996) and, to a lesser extent, due to the expansion into the eastern region of the United States. The NSG acquisition resulted in the assignment of the State of Michigan contract which directly contributed 30% of 1997 total revenues. The Company's direct product sales component of the business grew 254% or $41.7 million in 1997 and service revenue grew 298% as management continued to focus on new account penetration through the offering of services in conjunction with product sales. The Company was able to secure certain net sales by leveraging its strategic vendor alliances and partnering with these vendors in manufacturer direct sales efforts. Net product sales are expected to level out on a year to year basis as the Company continues its strategic shift towards increasing the higher margin service revenue. As a result of the comprehensive accounting review and year end audit, a number of adjustments have been made which have negatively affected the results for 1997 and 1996, including a general reserve against net sales for credit memos and sales allowances of $.5 million in 1997, which was established to consistently account for customer returns on a year to year basis.

          Service revenues increased $12.7 million in 1997 to 21.7% of total revenues compared to 19.1% in 1996. This increase is primarily due to the allocation of additional resources to further develop the Company's capabilities to deliver advanced service and remote and on-site network management offerings.

COST OF REVENUES.

          Cost of net sales decreased as a percentage of total revenues to 68.0% in 1997 compared to 70.1% in 1996. This decrease was primarily due to the Company's continued focus on larger project installation sales and strategic vendor pricing due to volume purchases, as well as its 1996 addition of private label computer products and application development. Cost of net sales increased in 1997 by $2.2 million and in 1996 by $2.6 million due to adjustments to inventory and service parts inventory, made pursuant to the Company's accounting review and year end audit. These adjustments relate to obsolescence and the reconciliation of the book to physical and the restatement to lower of cost or market. The cost of net sales as a percentage of net sales revenue for 1997 was 87%, which was unchanged from 1996.

          Cost of service revenues increased to 17.7% of total revenues in 1997 from 15.7% of total revenues in 1996, as management's focus on the offering of services in conjunction with product sales continued. Cost of service revenue as a percentage of service revenue decreased to 81.3% in 1997 from 82.3% in 1996. This decrease was primarily due to the employment of significant technical resources in 1996 in anticipation of greater service revenue opportunities in 1997 and the Company's increased use of the broader base of in-house technical talent in 1997. Essentially, the Company began to benefit in 1997 from investments the Company made in 1996 in NSG and additional technical personnel.

          The Company also incurred significant expenses in connection with its network management service offerings, as well as other infrastructure costs. The Company believes that the market for its network management services is characterized by rapid technological advancement. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and processes, as well as in enhancements to existing processes, including research and development efforts of the Company and UNS, subject to constraints on working capital.


OPERATING EXPENSES.

          Operating expenses decreased to 19.1% of total revenues in 1997 from 25.3% of total revenues in 1996 and sales expenses decreased to 12.5% of total revenues in 1997 versus 14.4% of total revenues in 1996. Both declines were due to better utilization of internal resources, cost controls and economies of scale. General and administrative expense was 6.6% of total revenues in 1997 compared to 10.9% of total revenues in 1996. The 1996 numbers were due primarily to start-up expenditures and the temporary duplicative expenses resulting from the expansion of the operations through the acquisition of NSG and the additional eastern region direct sales offices and, to a lesser extent, a $425,000 increase in the reserve for uncollectible notes receivable. Certain allowances for doubtful accounts receivables and non-trade receivables, made as a result of the Company's accounting review and year end audit, accounted for $1.7 million additional general and administrative expenses in 1997.

OTHER EXPENSES.

          Other expenses increased $564,000 over 1996 to 0.9% of total revenues, due primarily to the increase in interest expense which resulted from increased utilization of the bank line of credit. Interest expense, net of interest income from cash invested, was $1,243,560 and was partially offset by other income of $491,638 which is primarily due to vendor rebate programs.

                          YEAR ENDED DECEMBER 31, 1996
                    COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES.

          The Company's total revenues rose by 10% to $33.5 million in 1996, compared to $30.5 million in 1995, primarily due to the Company's acquisitions of UNS and NSG and, to a lesser extent, due to the Company's expansion into the eastern region of the United States. The NSG acquisition resulted in the assignment of the State of Michigan contract which directly contributed 24% of 1996 total revenues. The Company's direct product sales component of the business declined slightly from $28.2 million in 1995 to $27.1 million in 1996 as management continued to focus on new account penetration through the offerings of services in conjunction with product sales. The Company was able to secure certain net sales by leveraging its strategic vendor alliances and partnering with these vendors in manufacturer direct sales efforts. However, these efforts only partially offset the flat or decreasing sales that were anticipated prior to the NSG acquisition and geographic expansion which occurred late in the year. As a result of the Company's restatement of its 1996 financial statements, net sales were reduced by $1.1 million in accounts receivable due to credit memos made in 1997 that relate to 1996 sales.

          Service revenues increased $4.1 million in 1996 from 1995 to 19.1% of net sales compared to 7.5% in 1995. This increase is primarily due to the allocation of additional resources to further develop the Company's capabilities to deliver advanced service and remote and on-site network management offerings.

COST OF REVENUES.

          Cost of revenues in 1996 included the effects of the NSG and UNS acquisitions and the Company's expansion into the eastern region of the United States, which occurred late in the third quarter of 1996. Management refocused the Company's business in conjunction with these changes by shifting resources away from the lower margin direct product component of the Company, in favor of the higher returns expected from the advanced service and network management offerings. Primarily as a result of this activity, cost of revenues decreased to 85.8% of total revenues in 1996 from 91.5% of total revenues in 1995. The decline was offset as a result of the restatement of the Company's 1996 financial statements, wherein the cost of revenues for 1996 was increased by a $2.2 million reduction in inventory due to obsolescence and accounting errors and a $450,000 reduction in service parts due to obsolescence.

          Cost of sales decreased as a percentage of total revenues to 70.1% in 1996 from 87.7% in 1995 and decreased as a percentage of net sales to 86.7% in 1996 from 94.9% in 1995. This decrease was primarily due to the Company's continued focus on larger project installation sales as well as its 1996 addition of private label computer products and application development. Cost of service revenue increased to 15.7% of total revenues in 1996 from 3.8% of total revenues in 1995 due to the significant increase in total service revenues. Conversely, cost of service revenue increased to 82% of service revenue in 1996 from 51% in 1995. This increase was primarily due to the employment of significant technical personnel in the fourth quarter in anticipation of greater service revenue opportunities in 1997.

          The Company also incurred research and development expenses of $25,000 in 1996 and $82,000 in 1995 in connection with the development of its network management service offerings, as well as other infrastructure costs. The Company believes that the market for its network management services is characterized by rapid technological advancement. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and processes, as well as in enhancements to existing processes including research and development efforts of the Company and UNS, subject to constraints on working capital.

OPERATING EXPENSES.

          Operating expenses increased to 25.3% of total revenues in 1996 from 10.6% of total revenues in 1995. Sales expenses increased to 14.4% of total revenues in 1996 versus 6.3% of total revenues in 1995. General and administrative expense was up to 10.9% of total revenues in 1996 from 4.3% of total revenues in 1995. These increases were due primarily to start-up expenditures and the temporarily duplicative expenses resulting from the expansion of the Company's operations through the acquisition of NSG and the additional eastern region direct sales offices. Additionally, and as a result of the restatement of the Company's 1996 results, general and administrative expenses were increased by a $425,000 increase in reserves for uncollected notes receivable.

OTHER EXPENSES.

          Other expenses decreased $92,000 in 1996 to 0.6% of total revenues, due primarily to the increase of $86,000 in interest income earned from the investment of the balance of the proceeds of the 1994 public offering, and miscellaneous UNS income of $74,000. Also contributing to the decrease was a $119,000 decrease in interest expense due primarily to the Company's success at negotiating more advantageous payment terms with its key vendors, and the 1996 reduction in the Company's bank borrowing rate to .25% above prime compared to the 1995 rate of .75% above prime.

                               FINANCIAL CONDITION

          As of December 31, 1997, cash and investments totaled $6.2 million, an increase of $4.7 million from 1996. Cash used in operating activities for 1997 was $16.9 million compared to cash used of $4.4 million in 1996. The increase was primarily due to a significant increase in sales on credit during the last quarter of 1997, which caused an increase in accounts receivable of 246% ($16 million) in 1997 over 1996. The increase was partially offset by a $5.0 million increase in accounts payable and a $2.1 million increase in accrued liabilities. Investing activities consumed $1.4 million during 1997 compared to $1.9 million in 1996, for major investments in components and computer equipment.

          As of December 31, 1997, the Company finances its business primarily through funds generated internally through operations, trade credit and advances under its $12 million revolving line of credit and $8 million discretionary line of credit with NBD Bank (the "Bank"). The line of credit is secured by substantially all of the Company's assets, with the exception of those inventory assets acquired with financing under the IBM credit line, and is due on demand by the Bank. The term of the revolving line of credit extends to September 30, 1999, and the discretionary line extends to September 30, 1998. The agreement is renewable annually and may be terminated at any time by the Company or the Bank. The agreement contains certain financial ratio covenants and other covenants which require the Company's receivables to be genuine and free of all other encumbrances and require the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. As of December 31, 1997, the line of credit bore interest at rates between 8.0% and 8.5%. Borrowing under the line of credit was determined based on a collateral formula. As of December 31, 1997, the formula permitted borrowings of up to $20.0 million, of which $17.2 million was outstanding.

          Although the Company was not in compliance with certain covenants in its credit agreement regarding minimum current and leverage ratios at December 31, 1997, the Bank had waived the Company's non-compliance. The Company is currently negotiating a replacement line of credit with the Bank and investigating possible sources of alternative financing. On June 15, 1998, the Company was verbally informed by the Bank that its borrowing level was temporarily capped, pending completion of negotiations, and that it is currently in default under its credit agreement. In the event that the Company is unable to negotiate a new line of credit or is otherwise unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current line of credit is demanded by the Bank, the Company's financial position would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

          The Company finances certain inventory sales through a secured finance agreement with IBM Credit Corporation. As of December 31, 1997, the agreement extended a maximum of $2,000,000 in secured funds to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. To secure payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory financed through this agreement equal to the amount of the outstanding debt. This agreement allows for thirty (30) days interest-free borrowings of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The outstanding amount at December 31, 1997 was approximately $1.5 million and has been included in accounts payable.

          Under the final settlement of the Company's Plan of Reorganization, the Company is obligated to pay approximately $114,000 as of December 31, 1997 and has been released from the prior contingent obligation. The amount remains unchanged from December 31, 1996. A total amount of $200,000 is payable to the Chairman of the Board and one of the Company's other directors, in three equal annual installments beginning June 1998 under certain 13% subordinated notes issued pursuant to the Plan of Reorganization. With the Plan of Reorganization completed, the Company, at its option, may accelerate the payment of this obligation. The subordinated notes are accounted for net of a related $200,000 note receivable from the Chairman. There are no further payment requirements anticipated as the bankruptcy case has been closed by final decree as of January 16, 1997.

In February, March and April 1998 civil actions were filed against the Company, certain officers, and the Board of Directors. The complaints allege violations of the Securities Exchange Act of 1934 resulting from alleged nondisclosures and misrepresentations of information concerning the Company's financial results and future prospects due to accounting irregularities. Management is unable to assess the potential amount of any liability resulting from such class action lawsuits, however, management currently believes that the resolution of these proceedings will not have a material adverse effect on the Company's financial position or results of operations. It is reasonably possible that future events and circumstances could alter management's belief, however.

          The Company believes that the combination of present cash balances, future operating cash flows, and working capital provided by the Bank credit facility or alternate working capital financing secured by the Company will be adequate to fund the Company's internal growth and current short and long term cash flow requirements.

YEAR 2000 COMPLIANCE

          The Company is in the process of addressing the effect of the Year 2000 problem on its computer systems. The Company is currently engaged in a project to upgrade its information, technology, and accounting software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already "Year 2000 compliant". The Company is also obtaining assurance from other vendors that timely updates will be made available to ensure the software they have provided is Year 2000 compliant.

          The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company may be vulnerable if those third parties fail to remediate their own Year 2000 issues. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

          The Company will utilize both internal and external resources to reprogram, replace and test its software for Year 2000 compliance, and the Company expects to complete the project in early 1999. The total cost associated with the required modification and conversion is not yet known but, based upon current plans, such cost is not expected to be material to the Company's consolidated results. Costs associated with Year 2000 modification and conversion will be expensed as incurred.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

          The financial statement schedule required by this item is listed in response to Item 14 of this Report on Form 10-K and is filed as part of this report.


                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                           16

Consolidated Balance Sheets as of December 31, 1997 and 1996           17

Consolidated Statements of Operations for the Years Ended
          December 31, 1997, 1996 and 1995                             18

Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1997, 1996 and 1995                       19


Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995                             20

Notes to Consolidated Financial Statements                             21

                         Independent Auditor's Report


To the Directors and Stockholders
Data Systems Network Corporation

We have audited the accompanying consolidated balance sheet of Data Systems Network Corporation as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged as auditors until after December 31, 1997. We were not present to observe the physical inventory taken at December 31, 1996 and we were not able to apply other auditing procedures to satisfy ourselves as to inventory quantities or values as of January 1, 1997. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the accompanying statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997.

In our opinion, the 1997 consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Data Systems Network Corporation at December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant recurring losses from operations. In addition, as described in
Note 7 to the financial statements, the Company's bank has withdrawn their new credit agreement that was to take effect in May 1998, and has limited the line of credit as of June 15, 1998. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We did not audit, review or compile the 1996 or 1995 financial statements of Data Systems Network Corporation and, accordingly, do not express an opinion or any other form of assurance on them.


                                                PLANTE & MORAN, LLP


Southfield, Michigan
May 21, 1998, except Note 7, as
to which the date is June 15, 1998

DATA SYSTEMS NETWORK CORPORATION
 CONSOLIDATED BALANCE SHEETS

                                                                                                                 RESTATED
                                                                                        DECEMBER 31,         DECEMBER 31, 1996
                                                                                            1997           (NOTE 15) (UNAUDITED)
                                                                                      ----------------    -----------------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $         5,349    $       1,522,434
   Investments                                                                               6,203,361
   Accounts receivable (net of allowance of $800,000 and $67,609 at December 31,
      1997 and December 31, 1996,
      respectively)                                                                         27,098,823           11,013,815
   Notes receivable                                                                            197,133              114,207
   Inventories                                                                                 680,673              329,199
   Other current assets                                                                        537,781              669,196
                                                                                       ---------------    -----------------
         Total current assets                                                               34,723,120           13,648,851

SERVICE PARTS                                                                                  320,677            1,021,284

PROPERTY AND EQUIPMENT, net  (Note 5)                                                        2,583,437            1,811,923

GOODWILL, net (Note 2)                                                                       4,072,207            4,291,312

OTHER ASSETS                                                                                 1,514,125              369,055
                                                                                       ---------------    -----------------

TOTAL ASSETS                                                                           $    43,213,566    $      21,142,425
                                                                                       ===============    =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit (Note 7)                                                        $    17,296,558    $       9,225,211
   Accounts payable (Notes 4 and 7)                                                         16,220,200            7,594,346
   Accrued liabilities (Note 6)                                                              2,288,198              815,488
   Capitalized lease obligation - current portion (Note 9)                                      79,988                 --
   Deferred maintenance revenues                                                               927,154            1,036,846
                                                                                       ---------------    -----------------
         Total current liabilities                                                          36,812,098           18,671,891

LONG-TERM DEBT (Note 8)                                                                                              75,000
CAPITAL LEASE OBLIGATION (Note 9)                                                              157,551


STOCKHOLDERS' EQUITY (Notes 2, 3 and 4):
   Preferred stock, authorized 1,000,000 shares, none outstanding Common stock
   ($.01 par value; authorized 10,000,000
      shares; issued and outstanding 4,857,974 and 3,255,000 shares
      at December 31, 1997 and December 31,1996, respectively)                                  48,580               32,550
   Additional paid-in capital                                                               17,945,606            9,139,153
   Accumulated deficit                                                                     (11,750,269)          (6,776,169)
                                                                                       ---------------    -----------------
         Total stockholders' equity                                                          6,243,917            2,395,534
                                                                                       ---------------    -----------------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                            $    43,213,566    $      21,142,425
                                                                                       ===============    =================


       See accompanying notes to the consolidated financial statements.

DATA SYSTEMS NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                                     1997            1996            1995
                                                                                   RESTATED
                                                                                   (NOTE 15)
                                                                 -------------   -------------   -------------
REVENUES:
       Net sales                                                 $ 68,867,422    $ 27,136,268    $ 28,209,390
       Service revenue                                             19,143,027       6,413,326       2,297,170
                                                                 ------------    ------------    ------------
            Total revenues                                         88,010,449      33,549,594      30,506,560
COST OF REVENUES:
       Cost of sales                                               59,881,745      23,515,177      26,760,288
       Cost of service revenue                                     15,563,062       5,276,540       1,172,490
                                                                 ------------    ------------    ------------
            Total cost of revenues                                 75,444,807      28,791,718      27,932,778

GROSS PROFIT                                                       12,565,642       4,757,876       2,573,782

OPERATING EXPENSES:
       Selling expenses                                            10,992,600       4,838,002       1,922,517
       General and administrative expenses                          5,795,220       3,651,323       1,306,020
                                                                 ------------    ------------    ------------
            Total operating expenses                               16,787,820       8,489,326       3,228,537

 LOSS FROM OPERATIONS                                              (4,222,178)     (3,731,450)       (654,755)

OTHER INCOME (EXPENSE):
       Interest expense                                            (1,616,723)       (580,304)       (461,572)
       Interest income                                                373,163         267,886         181,635
       Other income                                                   491,638         124,301
                                                                 ------------    ------------    ------------
            Other expense - net                                      (751,922)       (188,117)       (279,937)

LOSS BEFORE INCOME TAXES
       MINORITY INTEREST AND EXTRAORDINARY ITEM                    (4,974,100)     (3,919,567)       (934,692)

INCOME TAXES (Note 10 )

MINORITY INTEREST IN SUBSIDIARY                                                         3,000
                                                                 ------------    ------------    ------------

  LOSS  BEFORE EXTRAORDINARY ITEMS                                 (4,974,100)     (3,916,567)       (934,692)

EXTRAORDINARY ITEMS:
       Gain recognized upon
               extinguishment of debt                                                  75,494         321,962
                                                                 ------------    ------------    ------------
NET  LOSS                                                        $ (4,974,100)   $ (3,841,073)   $   (612,730)
                                                                 ============    ============    ============

                                                                    Basic           Basic           Basic
                                                                 ------------    ------------    ------------
  LOSS  PER COMMON SHARE
        LOSS  BEFORE EXTRAORDINARY ITEM                          $      (1.15)   $      (1.44)   $      (0.37)
       EXTRAORDINARY ITEM                                                                0.03            0.13
                                                                 ============    ============    ============
       NET LOSS                                                  $      (1.15)   $      (1.41)   $      (0.24)
                                                                 ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                                           4,324,229       2,719,091       2,560,281
                                                                 ============    ============    ============

       See accompanying notes to the consolidated financial statements

                       DATA SYSTEMS NETWORK CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                  FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995
                                                             PREFERRED    COMMON   ADDITIONAL PAID-IN    (ACCUMULATED
                                                              STOCK        STOCK        CAPITAL             DEFICIT)    TOTAL
BALANCES, DECEMBER 31, 1994                                    None      $ 27,150   $       6,876,284  $ (2,322,366)   $ 4,581,068
     Additional common stock offering costs                                                  (169,275)                    (169,275)
     Acquistion of warrants for 109,719 shares                                                                                   -
        of common stock (Note 12)                                                            (321,962)                    (321,962)
     Net loss                                                                                              (612,730)      (612,730)
                                                             ---------   --------   -----------------  ------------    -----------
BALANCES, DECEMBER 31, 1995                                    None      $ 27,150   $       6,385,047  $ (2,935,096)   $ 3,477,101
     Acquistion of warrants for 10,413 shares
        of common stock (Note 12)                                                             (75,494)                     (75,494)
     Issuance of common stock in connection
         with acquisition (Note 2)                                          5,400           2,829,600                    2,835,000
     Net loss - Restated (Note 15)                                                                       (3,841,073)    (3,841,073)
                                                             ---------   --------   -----------------  ------------    -----------
BALANCES, DECEMBER 31, 1996                                    None        32,550           9,139,153    (6,776,169)     2,395,534
     Exercise of stock options and warrant redemptions (net)               16,030           8,806,453                    8,822,483
     Net loss                                                                                            (4,974,100)    (4,974,100)
                                                             ---------   --------   -----------------  ------------    -----------
BALANCES, DECEMBER 31, 1997                                    None      $ 48,580   $      17,945,606  $(11,750,269)   $ 6,243,917
                                                             =========   ========   =================  ============    ===========




       See accompanying notes to the consolidated financial statements.

                       DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              FOR THE YEARS ENDED DECEMBER 31
                                                                             1997            1996          1995
                                                                                         RESTATED
                                                                                          (NOTE 15)
                                                                       --------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                                                            $ (4,974,100)   $ (3,841,073)   $   (612,730)
   Adjustments to reconcile net (loss)
      to net cash used in operating activities:
      Depreciation and amortization                                          881,970         365,227         381,910
      Extraordinary gain                                                                     (75,494)       (321,962)
      Provision for doubtful receivables                                     732,391          27,642         (24,195)
      Provision for inventory obsolescence                                                   195,767         701,976
      Changes in assets and liabilities that provided (used) cash, net of effects of acquisition:
         Investments                                                      (6,203,361)
         Accounts receivable                                             (16,817,399)     (5,707,298)     (1,222,831)
         Notes receivable                                                    (82,926)        128,328        (692,387)
         Inventories                                                        (351,474)        467,956         441,638
         Other current assets                                                131,415         341,552        (227,073)
         Service parts                                                       700,607         760,549         (27,321)
         Other assets                                                     (1,145,070)       (200,024)        (24,215)
         Accounts payable                                                  8,625,854       3,618,417       1,664,934
         Accrued liabilities                                               1,710,249        (408,478)       (138,474)
         Deferred maintenance revenues                                      (109,692)        (49,868)         51,245
                                                                       --------------   -------------   -------------
            Net cash used in operating activities                        (16,901,536)     (4,376,797)        (49,485)
                                                                       --------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisition of property and equipment, net                             (1,434,379)       (771,411)        (95,899)
    Purchase of UNS common stock                                                              (7,000)
    Payments for NSG net assets including transaction costs                               (1,133,035)
                                                                       --------------   -------------   -------------
            Net cash used in investing activities                          (1,434,379)     (1,911,446)        (95,899)
                                                                       --------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net current borrowings under bank line of credit                    8,071,347       4,664,133         977,335
       Payment of principal on long-term debt                                (75,000)        (25,000)       (687,170)
       Proceeds from issuance of common stock (net of offering costs)      8,822,483                        (169,275)
                                                                       --------------   -------------   -------------
            Net cash provided by  financing activities                    16,818,830       4,639,133         120,890
                                                                       --------------   -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,517,085)     (1,649,110)        (24,494)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,522,434       3,171,544       3,196,038
                                                                       --------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      5,349    $  1,522,434    $  3,171,544
                                                                       ==============   =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

     Cash paid during the period for:
                 Interest                                               $  1,454,922    $    559,438    $    468,535
                                                                       ==============   =============   =============
                 Income taxes                                           $     60,000         None       $     40,000
                                                                       ==============   =============   =============


       See accompanying notes to the consolidated financial statements.

                        DATA SYSTEMS NETWORK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION The accompanying consolidated financial statements include the accounts of Data Systems Network Corporation and its 70% - owned subsidiary, Unified Network Services, Inc. ("UNS") and the operation of the Network Systems Group ("NSG") from their respective dates of purchase (Note 2). The principal activities of Data Systems Network Corporation (the "Company") involve the sales of microcomputer and network hardware and software and the performance of maintenance and advance services, such as network management, imaging and systems consulting, to major corporate and state and local government customers in the United States. The Company's corporate headquarters are in Michigan. Additionally, there are two technical centers, one in Michigan and one in North Carolina, and 20 direct sales offices located throughout the United States.

RECOVERABILITY OF LONG-LIVED ASSETS The Company reviews the recoverability of its assets on a periodic basis in order to identify business conditions that may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows on an undiscounted basis.

LEASES, which meet certain criteria evidencing substantive ownership by the Company, are capitalized and the related capital lease obligations are included in current and long-term liabilities. Amortization and interest are charged to expense, with rent payments being treated as payments of the capital lease obligation. All other leases are accounted for as operating leases, with rent payments being charged to expense as incurred.

STOCK OPTIONS The Company has a stock option plan (Note 12). Options granted to employees are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Under the Company's plan the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards under the plan.

INVESTMENTS The Company's management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The investments are primarily Industrial Revenue Bond securities that are classified as trading securities. The securities are reported at fair value with unrealized gains and losses, net of tax, reported in the income statement. Unrealized losses, net of tax, at December 31, 1997 were approximately $6,000. All of the investments were sold subsequent to December 31, 1997.

CASH AND CASH EQUIVALENTS For the purposes of cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

INVENTORIES, consisting entirely of goods for resale, are stated at the lower of cost or market with cost determined on the weighted average method.

SERVICE PARTS are stated at the lower of cost or market and represent equipment spares utilized for service contracts.

PROPERTY AND EQUIPMENT are stated at cost. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the respective assets ranging from five to seven years.

GOODWILL which represents the excess of purchase price over fair value of net assets acquired is being amortized on a straight-line basis over twenty years, which is the estimated future period to be benefitted. Goodwill will be periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization was $309,879 and $97,774 at December 31, 1997 and 1996, respectively.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates with respect to the collection of receivables, obsolescence of inventory and the possible outcome of outstanding litigation. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

FINANCIAL INSTRUMENTS consist primarily of cash and cash equivalents, bank line of credit, long-term debt, accounts receivable and accounts payable. As of December 31, 1997 and 1996, the fair value of these financial instruments approximates the carrying amount.

REVENUE RECOGNITION for consulting, network installation services, time and materials services, and training is recognized when the services are rendered. Revenue from the sale of merchandise is recognized when shipped. Revenue from the sales of after-installation service maintenance contracts is recognized on a straight-line basis over the lives of the respective contracts.

PRODUCT RETURNS AND SERVICE ADJUSTMENTS are estimated based upon historical data. Actual credits are recorded against the established reserve in the month they are authorized and accepted. The Company's customers have no contractual rights to return products. The Company determines whether to accept product returns on a case by case basis and will generally accept product returns only upon payment of a restocking fee and/or if the products may be returned to the manufacturer. The Company offers no warranty separate from the product manufacturers' warranties. As of December 31, 1997 the Company had recorded a reserve of $500,000 for potential product returns and service adjustments.

EARNINGS (LOSS) PER COMMON SHARE In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation; presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. SFAS 128 defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS while giving effect to all dilutive potential common shares that were outstanding. All potential common shares were excluded from the computations of diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 because the effect would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. These two statements did not have any effect on the Company's 1997 financial statements; however, management is evaluating what, if any additional disclosures may be required when these two statements are implemented.

2. ACQUISITIONS - (UNAUDITED)

On February 22, 1996, the Company purchased 70% (7,000 shares) of UNS for $7,000, and acquired certain liabilities in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $999,078, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method.

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



3.  REDEMPTION OF WARRANTS

During February 1997, the Company called all of its outstanding Redeemable Common Stock Purchase Warrants ("Purchase Warrants") for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994, setting forth the terms of the Purchase Warrants. Approximately 99% of the Warrants were exercised on or prior to the date of redemption at a price of $6.25 per Warrant, resulting in net proceeds to the Company of approximately $7,300,000. In connection with the receipt of consent to the redemption, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to 60,000 units, issued to the underwriters' representatives in the Company's initial public offering, consisting of two common shares and two warrants to purchase an additional two common shares which may be purchased upon exercise of a warrant. The exercise price of these warrants was reduced from $16.50 to $12.50 per unit and the exercise price of the purchase warrants was reduced from $10.3125 to $6.25 per unit. The registration was completed in July 1997 and during the third quarter of 1997, all related warrants were exercised, resulting in net proceeds to the Company of approximately $1,400,000.



4. PLAN OF REORGANIZATION

On August 30, 1991, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Michigan (the "Bankruptcy Court").

On May 22, 1992, the Company's Third Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective after the close of business on June 30, 1992 and the final decree which ordered the case closed was issued January 16, 1997. As of December 31, 1997 and 1996 approximately $114,000 is recorded in accounts payable, representing the final balance of all unpaid claims.

5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                           1997           1996 (UNAUDITED)
                                        ----------        ----------------
Computer equipment and software         $3,147,140           $2,085,385
Furniture and fixtures                     753,951              427,210
Leasehold improvements                     212,450              166,567
                                        ----------           ----------
      Total                              4,113,541            2,679,162
Less accumulated depreciation            1,530,104              867,239
                                        ----------           ----------
Property and equipment - net            $2,583,437           $1,811,923
                                        ==========           ==========

6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:


                                               1997           1996 (UNAUDITED)
                                            ----------        ----------------
Compensation, benefits and taxes            $1,348,897          $  348,601
Customer advances                               11,500             108,019
State sales and other taxes                    414,742              44,478
Interest                                       161,801              55,416
Other                                          351,258             258,974
                                            ----------          ----------
      Total                                 $2,288,198          $  815,488
                                            ----------          ==========


7.    LINES OF CREDIT

As of December 31, 1997, the Company had a credit agreement ("Agreement") with NBD Bank ("NBD"). The Agreement provided for a revolving line of credit not to exceed $12 million, a discretionary line of credit not to exceed $8 million and a discretionary lease line not to exceed $500,000, collateralized by an interest in all of the Company's accounts receivable, inventory (other than equipment financed through IBM Credit) and equipment. Borrowing limits under the revolving and discretionary lines were determined based on a collateral formula. The revolving line of credit was to expire September 30, 1999 and the discretionary line was to expire September 30, 1998. The Agreement also contained certain covenants including minimum current ratio and leverage ratios. The Company was not in compliance with the covenants as of December 31, 1997 but has obtained a waiver from NBD. The Company is currently negotiating a replacement line of credit with NBD and investigating possible sources of alternative financing. On June 15, 1998, the Company was verbally informed by NBD that its borrowing level was temporarily capped, at approximately $6.7 million, pending completion of negotiations, and that it is currently in default under the Agreement. In the event that the Company is unable to negotiate a new line of credit or is otherwise unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current line of credit is demanded by NBD, the Company's financial position would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

The Company has also entered into a finance agreement with IBM Credit Corporation. As of December 31, 1997, the agreement extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty (30) day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender can terminate this agreement at any time. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at December 31, 1997 is approximately $1.5 million and has been included in accounts payable.


8.  LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                                          1997       1996 (UNAUDITED)
                                                                                          ----       ----------------

13% subordinated notes payable to the Company's majority stockholders in a principal amount of $200,000 and $275,000 at December 31, 1997 and 1996,
respectively due in 2000. If the appropriate conditions are met, the holders may require the Company to redeem the notes in three equal annual installments including interest beginning July 1, 1998 through July 1, 2000. Offset against this amount is a promissory note of $200,000 receivable from the Company's Chairman and
Chief Executive Officer which was given in consideration of the subordinated notes        None       $75,000
                                                                                          ====       =======


9.  LEASES

Future minimum lease payments for assets under capital leases at December 31, 1997 are as follows:

                                               1998                     $  102,563
                                               1999                        102,563
                                               2000                         44,838
                                               2001                         23,838
                                               2002                          1,986
                                                                        ----------
                                  Total minimum obligations             $  296,788
                                  Less interest                             59,249
                                                                        ----------
                                  Present value of minimum obligations  $  237,539
                                  Less current portion                      79,988
                                                                        ----------
                                  Long term portion                     $  157,551
                                                                        ==========

Included in property and equipment is approximately $306,000 relating to assets under capital leases less $58,000 in accumulated depreciation.


The Company has entered into several noncancelable operating leases for office space, computer equipment, and certain furniture and fixtures that expire at various dates through 2002. Approximate future minimum annual rentals under noncancelable operating leases as of December 31, 1997 are as follows:

                                          1998                      $1,257,500
                                          1999                         861,300
                                          2000                         751,900
                                          2001                         732,700
                                          2002                         273,800
                                                                    ----------
                                                                    $3,877,200
                                                                    ==========



Total rent expense (unaudited) for the years ended December 31, 1997, 1996, and 1995 was approximately $1,130,000, $595,000 and $257,000, respectively.

10.   INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below:

                                                                   1997         1996 (UNAUDITED)
Current deferred tax assets (liabilities):
   Capitalized inventory costs                                     $19,000           $19,000
   Allowance for obsolete inventories                                                399,000
   Prepaid costs                                                                     (54,000)
   Other                                                           (69,000)          (69,000)
   Deferred maintenance revenues                                                       2,000
   Accrued liabilities                                              93,000            18,000
   Allowance for doubtful accounts                                 437,000            23,000
                                                            --------------   ---------------
    Total current deferred taxes                                   480,000           338,000
                                                            --------------   ---------------

Noncurrent deferred tax assets:

   Net operating loss carryforwards                              3,205,000         1,515,000
   Depreciation and amortization                                   112,000           161,000
                                                            --------------   ---------------
      Total noncurrent deferred taxes                            3,317,000         1,676,000
                                                            --------------   ---------------

Total deferred taxes                                             3,797,000         2,014,000
Less valuation allowance                                        (3,797,000)       (2,014,000)
                                                            --------------   ---------------
Total deferred taxes, net                                        None               None
                                                            ==============   ===============

The reconciliation of the tax expense at the statutory rates to the reported tax expense is as follows: (Unaudited)

                                                                  1997              1996             1995
                                                              ------------   ---------------------------------
Federal income taxes (benefit)  at statutory rates            $ (1,691,000)      $(1,289,000)       $(208,000)
Nondeductible expense                                               52,000                             11,000
                                                                                      14,000
Extraordinary gain                                                                   (26,000)        (109,000)
Other                                                             (144,000)           28,000           35,000
Increase in deferred tax  asset valuation allowance              1,783,000         1,273,000          271,000
                                                              ------------   --------------------------------
Income tax(benefit) reported                                          None              None             None
                                                              ============   ================================

A reconciliation of the current tax expense is as follows: (Unaudited)

                                                                  1997              1996             1995
                                                              ------------   --------------------------------

Deferred tax expense (benefit)                                 $(1,783,000)      $(1,273,000)        $(271,000)
Increase in deferred tax asset
  valuation allowance                                            1,783,000         1,273,000           271,000
                                                              ------------   ---------------------------------
Total tax expense (benefit)                                      None                   None              None
                                                              ============   =================================



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


11. MAJOR CUSTOMERS (UNAUDITED)

The Company had one customer, the State of Michigan, which accounted for approximately 30% and 24% of revenue in 1997 and 1996, respectively.


12. STOCK OPTION PLAN

In April 1994 the Company adopted the 1994 Stock Option Plan ("Plan"). A total of 200,000 shares were reserved for issuance under the Plan. The options vest over a two-year period at the rate of 50% per year, beginning on the first anniversary of the grant date. In October 1994, the Company granted options, in connection with its initial public offering, for 58,016 shares exercisable at a price of $4.75 per share, which was the fair market value at the date of grant.

In 1997,1996 and 1995, the Company granted options for 3,000 shares exercisable at a price of $9.83, $4.00 and $3.00 per share, respectively, which was the fair market value at the grant date, to the Directors of the Company. Such options vest one year from the date of grant.

In April 1997, the Company amended the Plan to increase the reserved shares to 600,000. The vesting period in the Company's form option grant agreement was also changed to 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The Company's Compensation Committee retains the ability to change the vesting schedule at any time. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $7.08, $2.59 and $2.07, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0.0%, risk-free interest rate of 6.5% in 1997 and 6.9% in 1996 and 1995, expected volatility of the stock over the expected life 70% in 1997 and 30% in 1996 and 1995, and expected life ranging from 7 to 10 years.

The Company applies intrinsic value accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below: (unaudited)

                                          1997           1996            1995
                                          ----           ----            ----
Net loss                  As reported     $4,974         $3,841          $613
 (in thousands)
                          Pro forma       $5,418         $3,930          $616

Loss per share (Basic)    As reported     $1.15          $1.41           $0.24
                          Pro forma       $1.25          $1.45           $0.24




The pro forma information above only includes stock options granted in the years ended December 31,1997, 1996 and 1995. Compensation expense under the fair value based method of accounting will increase over the next few years as granted stock options vest and additional stock option grants are considered.

The following table illustrates the outstanding stock options and related average exercise prices during each of the last three years.

                                                                              AVERAGE PER
                                                                              SHARE EXERCISE
                                                   SHARES                     PRICE
                                                   ------                     -----

BALANCE DECEMBER 31, 1994                           58,016                    $4.75

ISSUED                                              12,700                    $3.57
EXERCISED

BALANCE DECEMBER 31, 1995                           70,716                    $4.58

ISSUED                                             146,437                    $4.46
FORFEITED                                          (25,450)                   $4.11
EXERCISED

BALANCE DECEMBER 31, 1996                          191,703                    $4.55


ISSUED                                             215,350                    $9.82
FORFEITED                                           (9,062)                   $6.19
EXERCISED                                          (21,768)                   $4.57

BALANCE DECEMBER 31, 1997                          376,223                    $7.54


The range of exercise prices on outstanding options at December 31, 1997 is as follows:

PRICE RANGE                                     WEIGHTED AVERAGE     AVERAGE REMAINING LIFE
                             SHARES              EXERCISE PRICE            (IN YEARS)
                                                 --------------            ----------
 $1.63 - $5.00               148,923                 $4.18                      7.9
 $5.01 - $7.50               106,400                 $6.86                      8.8
 $7.51 - $10.00               33,000                 $8.91                      8.9
$10.01 - $14.38               87,900                 $3.43                      9.6
                             -------
            TOTAL            376,223
                             =======


As of December 31, 1997, 1996 and 1995, the number of options exercisable was 62,461, 56,892 and 31,446, respectively, and weighted average exercise price of those options was $4.53, $4.75 and $4.58, respectively.


13.  FORGIVENESS OF DEBT (UNAUDITED)

ing the course of 1995 and 1996, the Company negotiated with certain creditors to accelerate the payment of unsecured debt in exchange for the creditors' agreement to forgive a portion of the unsecured debt and contingent liabilities and to cancel a portion of the fully paid warrants. Under the terms of the 1992 Plan of Reorganization, the unsecured creditors were granted fully paid warrants for 170,000 shares of the Company's authorized common stock and contingent payments of up to a total of $650,000. This contingent liability was not previously recorded, as the amount could not be reasonably estimated. As a result of these extensive negotiations, the Company has purchased approximately 110,000 warrants in 1995 and 10,400 in 1996. In addition, the Company received the approval of the bankruptcy court to enter into an agreement whereby all outstanding claims have been settled with aggregate payments of approximately $114,000 and the contingent payments noted above have been eliminated. The bankruptcy court issued its final decree on January 16, 1997.

The extraordinary gains of approximately $75,000 and $322,000 in 1996 and 1995, respectively, represent the purchase of the warrants and the extinguishment of the related debt.

14.   LEGAL PROCEEDINGS

In February, March and April 1998 civil actions were filed against the Company, certain officers, and the Board of Directors. The complaints allege violations of the Securities Exchange Act of 1934 resulting from alleged nondisclosures and misrepresentations of information concerning the Company's financial results and future prospects due to accounting irregularities. Management is unable to assess the potential amount of any liability resulting from such class action lawsuits, however, management currently believes that the resolution of these proceedings will not have a material adverse effect on the Company's financial position or results of operations. It is reasonably possible that future events and circumstances could alter management's belief, however.

15.   SUBSEQUENT EVENTS AND RESTATEMENT OF PRIOR FINANCIAL STATEMENTS
      (UNAUDITED)

As announced on February 24, 1998, the Company became aware of certain accounting errors and irregularities affecting previously issued financial statements. Contemporaneously, the Company's independent accountants advised the Company that their unqualified auditor's report on the Company's consolidated financial statements as of December 31, 1996 and 1995 and for each of the years ended in that two year period was being withdrawn and should no longer be relied upon. On March 13, 1998, the Company's independent accountants informed the Board of Directors that they were resigning.

In connection with their audits for the two most recent fiscal years and through March 13 there were no disagreements between the Company and the independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the independent accountants would have caused them to make reference thereto in their report on the financial statements for such fiscal years.

A special committee of the outside members of the Company's Board of Directors has investigated the accounting errors and irregularities. All known adjustments to the prior year financial statements have been reflected in the restated 1996 financial statements presented, although such restated statements remain unaudited. The major adjustments to restate the 1996 financial statements are summarized as follows: a $1,100,000 reduction in accounts receivable due to credit memos issued in 1997 that relate to 1996 sales; a $2,200,000 reduction in inventory due to obsolescence and accounting errors; a $450,000 reduction in service parts due to obsolescence; and a $425,000 increase in the reserve for uncollectable notes receivable.

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

         (b)      Reports on Form 8-K.

         There were no Form 8-K filings in the fourth quarter of 1997. However, the following filings occurred in the first and second quarters of 1998:

                 Date                     Information Reported

                 February 24, 1998        Items 5 and 7

                 March 19, 1998           Items 4 and 7

                 March 31, 1998           Items 4, 5, and 7

                 May 7, 1998              Items 5 and 7

                 May 21, 1998             Items 5 and 7

         No financial statements were filed with these Reports on Form 8-K.

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


                                 DATA SYSTEMS NETWORK CORPORATION

                                 By: /s/ Michael W. Grieves
                                     Michael W. Grieves
                                     Chairman, President and Chief
                                     Executive Officer

Dated  June 17, 1998

                                 SCHEDULE II


                      DATA SYSTEMS NETWORK CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS

DATA SYSTEMS NETWORK CORPORATION

YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

                                                                  Additions
                                                            ----------------------------
                                            Balance at      Charged to
                                            beginning of    costs and     Charged to                     Balance at
                                            period          expenses      other accounts   Deduction     end of period
                                            ---------------------------------------------------------------------------
Description

Year ended Decenber 31, 1997:
 Allowances for doubtful receivables           67,609        127,223                        (994,832)       800,000
 Allowance for inventory obsolescence               0              -                               -              0

Year ended December 31, 1996:
 Allowances for doubtful receivables           39,967         91,335                         (63,693)        67,609
 Allowance for inventory obsolescence         978,446      1,622,379                        (252,399)             0

Year ended December 31, 1995:
 Allowances for doubtful receivables           64,162         32,016                         (56,211)        39,967
 Allowance for inventory obsolescence         276,469        760,888                         (58,911)       978,446

Year ended December 31, 1994:
 Allowances for doubtful receivables           48,010         26,772                         (10,620)        64,162
 Allowance for inventory obsolescence         179,567        139,433                         (42,531)       276,469

Year ended December 31, 1993:
 Allowances for doubtful receivables          113,330        149,281                        (214,601)        48,010
 Allowances for inventory obsolescence        920,694                                       (741,127)       179,567

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

24.1              Power of Attorney of Walter J. Aspatore*
24.2              Power of Attorney of Richard P. Burkhart*
24.3              Power of Attorney of Jerry A. Dusa*
27                Financial Data Schedule**
--------------------------------------------
* Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.
** Filed herewith.
(1) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-81350, as amended.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.