Form 10-Q
period 1998-03-31
DATA SYSTEMS NETWORK CORP
filed 1998-06-17
CIK 926849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

YES [ ]        NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.01 Par Value - 4,859,224 shares as of May 31, 1998

PART I. - FINANCIAL INFORMATION

ITEM I. - FINANCIAL STATEMENTS.

DATA SYSTEMS NETWORK CORPORATION
 CONSOLIDATED BALANCE SHEETS


                                                               MARCH 31,       DECEMBER 31,
                                                                 1998              1997
                                                              UNAUDITED           AUDITED
                                                            ------------       ------------
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $  4,391,647       $      5,349
   Investments                                                        --          6,203,361
   Accounts receivable (net of allowance of $696,710
      and $800,000 at March 31, 1998 and December 31,
      1997 respectively)                                      15,439,704         27,098,823
   Notes receivable                                              228,775            197,133
   Inventories                                                   744,873            680,673
   Other current assets                                          237,793            537,781
                                                            ------------       ------------
         Total current assets                                 21,042,792         34,723,120

SERVICE PARTS                                                    293,954            320,677

PROPERTY AND EQUIPMENT, net                                    2,544,494          2,583,437

GOODWILL, net                                                  4,017,431          4,072,207

OTHER ASSETS                                                   1,863,164          1,514,125
                                                            ------------       ------------
TOTAL ASSETS                                                $ 29,761,835       $ 43,213,566
                                                            ============       ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit (Note 3)                             $ 10,245,966       $ 17,296,558
   Accounts payable (Note 3)                                  12,061,871         16,220,200
   Accrued liabilities                                         1,937,228          2,288,198
   Capitalized lease obligations - current portion                81,575             79,988
   Deferred maintenance revenues                               1,280,921            927,154
                                                            ------------       ------------
         Total current liabilities                            25,607,561         36,812,098


CAPITAL LEASE OBLIGATIONS - NON CURRENT                          136,842            157,551


STOCKHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares,
      none outstanding
   Common stock ($.01 par value; authorized 10,000,000
      shares; issued and outstanding 4,859,224 and 4,857,974
      shares at March 31, 1998 and December 31,1997,
      respectively)                                               48,592             48,580
   Additional paid-in capital                                 17,946,219         17,945,606
   Accumulated deficit                                       (13,977,379)       (11,750,269)
                                                            ------------       ------------
         Total stockholders' equity                            4,017,432          6,243,917
                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 29,761,835       $ 43,213,566
                                                            ============       ============

        See accompanying notes to the consolidated financial statements.

                        DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             1997
                                                                            RESTATED &
                                                               1998         UNAUDITED
                                                            UNAUDITED        (NOTE 5)
                                                          ------------    ------------
REVENUES:
   Net sales                                              $ 13,892,297    $ 14,486,465
   Service revenue                                           4,981,529       3,685,009
                                                          ------------    ------------
        Total revenues                                      18,873,826      18,171,474

COST OF REVENUES:
   Cost of sales                                            11,188,418      11,848,943
   Cost of service revenue                                   5,339,579       3,462,596
                                                          ------------    ------------
        Total cost of revenues                              16,527,997      15,311,539

GROSS PROFIT                                                 2,345,829       2,859,935

OPERATING EXPENSES:
   Selling expenses                                          2,775,071       2,359,772
   General and administrative expenses                       1,632,556       1,492,824
                                                          ------------    ------------
        Total operating expenses                             4,407,627       3,852,596

LOSS FROM OPERATIONS                                        (2,061,798)       (992,661)

OTHER INCOME (EXPENSE):
   Interest expense                                           (240,236)       (288,797)
   Interest income                                              70,332          32,282
   Other income                                                  4,592
                                                          ------------    ------------
        Other expense-net                                     (165,312)       (256,515)

LOSS BEFORE INCOME TAXES                                    (2,227,110)     (1,249,176)

INCOME TAXES                                                        --              --
                                                          ------------    ------------
NET LOSS                                                  ($ 2,227,110)   ($ 1,249,176)
                                                          ============    ============

                                                              Basic           Basic
                                                              -----           -----
LOSS PER COMMON SHARE                                     ($      0.46)   ($      0.36)
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                        4,858,524       3,466,118
                                                          ============    ============


        See accompanying notes to the consolidated financial statements.

                        DATA SYSTEMS NETWORK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                         1997
                                                                                       RESTATED &
                                                                           1998        UNAUDITED
                                                                        UNAUDITED       (NOTE 5)
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                                                           (2,227,110)     (1,249,176)
   Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
      Depreciation and amortization                                       266,533         238,888
      Changes in assets and liabilities that provided (used) cash, net of effects of acquisition:
         Investments                                                    6,203,361
         Accounts receivable                                           11,659,119      (7,354,019)
         Notes receivable                                                 (31,642)         41,292
         Inventories                                                      (64,201)     (1,209,939)
         Other current assets                                             299,987        (202,877)
         Service parts                                                     26,723         392,484
         Other assets                                                    (349,039)       (178,740)
         Accounts payable                                              (4,158,329)        119,160
         Accrued liabilities                                             (350,970)        808,622
         Deferred maintenance revenues                                    353,768         511,161
                                                                     ------------    ------------
            Net cash provided by (used in) operating activities        11,628,200      (8,083,144)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisition of property and equipment, net                            (172,814)       (525,856)
   Redemption of warrants and exercise of stock options, net                  625       7,324,633
                                                                     ------------    ------------
            Net cash provided by (used in) investing activities          (172,189)      6,798,777
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net current borrowings (repayment)  under bank line of credit   (7,050,592)      6,503,091
       Net proceeds from capital lease obligation financing               (19,122)        291,553
                                                                     ------------    ------------
            Net cash provided by (used in) financing activities        (7,069,714)      6,794,644
                                                                     ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               4,386,297       5,510,277

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            5,349       1,522,434
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  4,391,647    $  7,032,711
                                                                     ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
                 Interest                                            $    377,099    $    262,085
                                                                     ============    ============
                 Income taxes                                                None            None
                                                                     ============    ============

        See accompanying notes to the consolidated financial statements.

                        DATA SYSTEMS NETWORK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1998
                                 (UNAUDITED)




1. BASIS OF PRESENTATION - The consolidated financial statements included herein have been prepared by Data Systems Network Corporation ("Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

    The information provided in this report reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997. These consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

    Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


2.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION   The accompanying consolidated financial statements include the accounts of Data Systems Network Corporation and its 70% - owned subsidiary, Unified Network Services, Inc. ("UNS"). The principal activities of Data Systems Network Corporation (the "Company") involve the sales of microcomputer and network hardware and software and the performance of maintenance and advance services, such as network management, imaging and systems consulting, to major corporate and state and local government customers in the United States. The Company's corporate headquarters are in Michigan. Additionally, there are two technical centers, one in Michigan and one in North Carolina, and 20 direct sales offices located throughout the United States.


CASH AND CASH EQUIVALENTS include liquid investments with maturities of three months or less and cash received and deposited into an escrow account. The escrow account was established to receive monies for payment of maintenance services from a single customer. Funds are released to the Company on a monthly basis based upon a predetermined schedule.


PRODUCT RETURNS AND SERVICE ADJUSTMENTS are estimated based upon historical data. Actual credits are recorded against the established reserve in the month they are authorized and accepted. The Company's customers have no contractual rights to return products. The Company determines whether to accept product returns on a case by case basis and will generally accept product returns only upon payment of a restocking fee and/or if the products may be returned to the manufacturer. The Company offers no warranty separate from the product manufacturers' warranties. As of March 31, 1998 and December 31, 1997 the Company had recorded a reserve of $500,000 for potential product returns and service adjustments.

                        DATA SYSTEMS NETWORK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1998
                                 (UNAUDITED)


EARNINGS (LOSS) PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. SFAS 128 defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS while giving effect to all dilutive potential common shares that were outstanding. All potential common shares were excluded from the computations of diluted earnings per share for the periods ended March 31, 1998 and 1997 because the effect would have been anti-dilutive.


RECENT ACCOUNTING PRONOUNCEMENTS - On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. For the three months ended March 31, 1998 and 1997, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. The Company intends to provide financial and descriptive information about its reportable operating segments to conform to the requirements in its annual financial statements for 1998 and quarterly thereafter.


3. LINES OF CREDIT

As of March 31, 1998, the Company had a credit agreement ("Agreement") with NBD Bank ("NBD"). The Agreement provided for a revolving line of credit not to exceed $12 million, a discretionary line of credit not to exceed $8 million and a discretionary lease line not to exceed $500,000, collateralized by an interest in all of the Company's accounts receivable, inventory (other than equipment financed through IBM Credit) and equipment. Borrowing limits under the revolving and discretionary lines were determined based on a collateral formula. The revolving line of credit was to expire September 30, 1999 and the discretionary line was to expire September 30, 1998. The Agreement also contained certain covenants including minimum current ratio and leverage ratios. The Company was not in compliance with the covenants as of March 31, 1998. The Company is currently negotiating a replacement line of credit with NBD and investigating possible sources of alternative financing. On June 15, 1998, the Company was verbally informed by NBD that its borrowing level was temporarily capped, at approximately $6.7 million, pending completion of negotiations, and that it is currently in default under the Agreement. In the event that the Company is unable to negotiate a new line of credit or is otherwise unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current line of credit is demanded by NBD, the Company's financial position would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

The Company has also entered into a finance agreement with IBM Credit Corporation. As of March 31, 1998, the agreement extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty (30) day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender can terminate this agreement at any time. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at March 31, 1998 is approximately $1.6 million and has been included in accounts payable.

                        DATA SYSTEMS NETWORK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1998
                                 (UNAUDITED)


4.  LEGAL PROCEEDINGS

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


5.  RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

As announced on February 24, 1998, the Company became aware of certain accounting errors and irregularities affecting previously issued financial statements. Contemporaneously, the Company's independent accountants advised the Company that their unqualified auditors' report on the Company's consolidated financial statements as of December 31, 1996 and 1995 and for each of the years ended in that two year period was being withdrawn and should no longer be relied upon. On March 13, 1998, the Company's independent accountants informed the Board of Directors that they were resigning.

A special committee of the outside members of the Company's Board of Directors has investigated the accounting errors and irregularities. All known adjustments to the prior year financial statements have been reflected in the restated 1997 financial statements presented, although such statements remain unaudited.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and notes thereto included under "Item 1. Financial Statements."

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 3.9% to $18.9 million for the three months ended March 31, 1998 from $18.2 million for the same period in 1997. The increase was attributable primarily to the Company's continued expansion into the eastern region of the United States and additional sales and service revenue from the State of Michigan. The Company also experienced significant growth in the southern region of the United States.

     Net sales decreased $0.6 million or 4.1% for the three months ended
March 31, 1998. Service revenues increased $1.3 million to 26% of total revenues in the three months ended March 31, 1998 from 20% or $3.7 million in the corresponding period of 1997. A significant percentage of the service revenue increases resulted primarily from an increase in maintenance revenues from the State of Michigan contract and secondarily from training, installation and project service revenues generated from the eastern region.

     The State of Michigan contract had been renewed to September 1998.
The Company's sales management team has been meeting with representatives of the State of Michigan on a continual basis to improve the terms of the current contract and to work towards securing an extension of the remainder of the contract or the award of a new contract. As with all of the Company's service contracts, there can be no assurance that the State of Michigan contract will continue to be extended or that, if rebid, the Company will be awarded a new contract on terms and conditions which are at least as favorable to the Company as the current contract.


COST OF REVENUES. The cost of revenues increased to 87.6% of total revenues for the three months ended March 31, 1998, from 84.3% during the corresponding period of 1997. The cost of service revenue increased to 107% of service revenues for the three months ended March 31, 1998, from 94% for the same periods in 1997. The increase was due primarily to the Company's continued investment in additional technical personnel which increased both pre- and post- sale field support headcount to prepare for the anticipated growth in service offerings. The increase in the cost of service revenue for the three months ended March 31, 1998 was also due to the utilization during the period of third party subcontractors to support installations in areas where the Company does not have a physical presence. The cost of net sales decreased to 80.5% for the three months ended March 31, 1998 compared to 81.8% for the same period in 1997. The Company attributes these decreases primarily to the success of its efforts to negotiate discounts from key product suppliers.

OPERATING EXPENSES. Selling, general and administrative expense increased to 23.4% of total revenue for the three months ended March 31, 1998 compared to 21.2% of total revenue of the same period in 1997. The increase was primarily due to increases in customer service, accounting and distribution personnel and the expansion of internal network and communication systems in anticipation of the increase in revenues and business volume and to strengthen the Company's accounting systems. Additionally, legal and auditing expenses in the first three months exceeded $250,000 due to the extraordinary efforts required to complete year end 1997 reporting, and expenses incurred in connection with the pending shareholder law suits, internal investigations of accounting irregularities and pending regulatory actions.

OTHER (EXPENSE) INCOME. Interest expense for the three months ended March 31, 1998 decreased $48,561 compared to the same periods in 1997. The decrease reflects lower average borrowings in 1998 due to the Company's collection of accounts receivables and repayment of bank indebtedness.

FINANCIAL CONDITION

     As of March 31, 1998, the Company financed its business primarily through funds generated internally through operations, trade credit and advances under its $12 million revolving line of credit and $8 million discretionary line of credit with NBD Bank (the "Bank"). The line of credit is secured by substantially all of the Company's assets, with the exception of those inventory assets acquired with financing under the IBM credit line, and is due on demand by the Bank. The term of the revolving line of credit extends to September 30, 1999, and the discretionary line extends to September 30, 1998. The agreement is renewable annually and may be terminated at any time by the Company or the Bank. The agreement contains certain financial ratio covenants and other covenants which require the Company's receivables to be genuine and free of all other encumbrances and require the Company's inventory to be kept
only at certain locations and to be free of all other encumbrances.   As of
March 31, 1998, the line of credit bore interest at a rate of 7.88%. Borrowing under the line of credit was determined based on a collateral formula. As of March 31, 1998, the formula permitted borrowings of up to $20.0 million, of which $10.2 million was outstanding.

     At March 31, 1998 the Company was not in compliance with certain covenants in its credit agreement regarding minimum current and leverage ratios. The Company is currently negotiating a replacement line of credit with the Bank and investigating possible sources of alternative financing. On June 15, 1998, the Company was verbally informed by the Bank that its borrowing level was temporarily capped, pending completion of negotiations, and that it is currently in default under its credit agreement. In the event that the Company is unable to negotiate a new line of credit or is otherwise unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current line of credit is demanded by the Bank, the Company's financial position would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

     The secured financing agreement with IBM Credit Corporation continues to offer thirty days interest free financing up to $2.0 million on certain products purchased by the Company for resale. As of March 31, 1998, IBM Credit Corporation purchase transactions accounted for $1.6 Million of the total accounts payable balance.

     For the three months ended March 31, 1998, the Company increased cash and cash equivalents by approximately $4.4 million primarily due to the $11.7 million decrease in accounts receivable and the liquidation of $6.2 million of investments. The increase was partially offset by the $7.1 million decrease in line of credit borrowings and the $4.2 million decrease in accounts payable. Working capital deficiency as of March 31, 1998 was $4.6 million compared to a working capital deficiency of $2.1 million at December 31, 1997. The change was primarily due to the net loss from operations in the quarter.

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

     The Company believes that the combination of present cash balances, future cash flows, and working capital provided by the Bank credit facility or alternative working capital financing secured by the Company will be adequate to fund the Company's currently anticipated internal growth and current short and long term cash flow requirements.


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



Forward-Looking Statement


          The foregoing discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the failure of Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company has recently begun to operate, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the impact of undetected errors or defects associated with year 2000 date functions on the Company's current products and internal systems, the willingness of the Company's bank lender to continue to lend under the credit facility or the Company's ability to secure alternative working capital financing, the relative uncertainties in the market direction of emerging technologies, the ability of the Company to recruit and retain qualified personnel and the potential loss of key personnel within the new regions, the Company's ability to retain its commercial and governmental contracts (including the State of Michigan contract) and a lack of market acceptance of the Company's products and services.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On or about February 26, 1998, Plaintiff Tony DiFatta filed civil action, Case No. 98CV70854 DT (the "DiFatta Complaint"), in the United States District Court for the Eastern District of Michigan, Southern Division, against the Company and individual defendants Michael W. Grieves and Philip M. Goy.
Mr. DiFatta seeks to represent a class of all purchasers of the Company's stock on the open market between March 5, 1997 and February 24, 1998, excluding the individual defendants and any officer, director or control person of the Company and members of their immediate families. The DiFatta Complaint alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. Sections 78j(b) and 78t(a), and SEC Rule 10b-5, through nondisclosure and misrepresentations of information concerning the Company's financial results and future prospects. In particular, DiFatta claims that press releases and SEC filings by the Company were materially false and misleading in that they overstated revenues and earnings for the year and quarter ended December 31, 1996, and for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 due to accounting irregularities.

         On or about March 17, 1998, Plaintiff Jeffrey P. Emrich filed civil action, Case No. 98CV1223 DT (the "Emrich Complaint"), in the United States District Court for the Eastern District of Michigan, Southern Division, against the Company and individual defendants Grieves and Goy. On or about April 17, 1998, Plaintiff David L. Ronick filed a civil action, Case No. 98-71644 DT (the "Ronick Complaint") in the same court against the Company and individual defendants Grieves, Goy, Walter J. Aspatore and Jerry A. Dusa. The Emrich Complaint and the Ronick Complaint each seek to certify an essentially identical class of purchasers of the Company's stock as the class proposed in the DiFatta Complaint, and present essentially identical claims.

         On or about June 10, 1998, the DiFatta, Emrich and Ronick Complaints were consolidated for all purposes under the caption In Re: Data Systems Network Corporation Securities Litigation, Case No. 98-70854.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         At March 31, 1998 the Company was not in compliance with certain covenants of its bank credit agreement regarding minimum current and leverage ratios. The Company is currently negotiating a replacement line of credit with the Bank and investigating possible sources of alternative financing. On June 15, 1998, the Company was verbally informed by the Bank that its borrowing level was temporarily capped, pending completion of negotiations, and that it is currently in default under its credit agreement. In the event that the Company is unable to negotiate a new line of credit or is otherwise unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current line of credit is demanded by the Bank, the Company's financial position would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

27.      Financial Data Schedule

(b)      REPORTS ON FORM 8-K

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

                                  Data Systems Network Corporation

     June 17, 1998                /s/ John O. Lychos, Jr.
                                  -------------------------------------
                                  John O. Lychos, Jr.
                                  Vice President - Finance, Treasurer and Chief
                                  Financial Officer
                                  (principal financial officer)

     June 17, 1998                /s/ Michael W. Grieves
                                  -------------------------------------
                                  Michael W. Grieves
                                  President and Chief Executive Officer
                                  (duly authorized officer)

                                 Exhibit Index
                                 -------------



Exhibit                      Description
-------                      -----------
   27                        Financial Data Schedule
