Form 10-Q
period 1998-06-30
DATA SYSTEMS NETWORK CORP
filed 1998-08-11
CIK 926849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

Common Stock, $.01 Par Value - 4,859,224 shares as of July 31, 1998

PART I. - FINANCIAL INFORMATION

ITEM I. - FINANCIAL STATEMENTS.

DATA SYSTEMS NETWORK CORPORATION
  CONSOLIDATED BALANCE SHEETS

                                                                                      Unaudited                         Audited
                                                                                       June 30,                       December 31,
                                                                                        1998                             1997
                                                                                   -------------                     -------------
                                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Note 2)                                              $   1,917,493                     $       5,349
   Investments                                                                                 -                         6,203,361
   Accounts receivable (net of allowance of $986,126 and $800,000
      at June 30, 1998 and December 31, 1997 respectively).                           18,825,213                        27,098,823
   Notes receivable                                                                      233,811                           197,133
   Inventories                                                                           473,533                           680,673
   Other current assets                                                                  317,078                           537,781
                                                                                   -------------                     -------------
         Total current assets                                                         21,767,128                        34,723,120

SERVICE PARTS                                                                            269,237                           320,677

PROPERTY AND EQUIPMENT, net                                                            2,776,452                         2,583,437

GOODWILL, net                                                                          3,085,320                         4,072,207

OTHER ASSETS                                                                           1,581,393                         1,514,125
                                                                                   -------------                     -------------

TOTAL ASSETS                                                                       $  29,479,530                     $  43,213,566
                                                                                   =============                     =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit (Note 3 )                                                   $   7,121,871                     $  17,296,558
   Accounts payable                                                                   13,202,903                        16,220,200
   Accrued liabilities                                                                 2,179,431                         2,288,198
   Capitalized lease obligation - current portion                                         84,846                            79,988
   Deferred maintenance revenues                                                       1,631,571                           927,154
                                                                                   -------------                     -------------
         Total current liabilities                                                    24,220,622                        36,812,098


CAPITAL LEASE OBLIGATION - NON CURRENT                                                   112,502                           157,551


STOCKHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares, none outstanding
   Common stock ($.01 par value; authorized 10,000,000
      shares; issued and outstanding  4,859,224  and 4,857,974 shares
      at June 30, 1998 and December 31,1997, respectively)                                48,592                            48,580
   Additional paid-in capital                                                         17,936,219                        17,945,606
   Accumulated deficit                                                               (12,838,405)                      (11,750,269)
                                                                                   -------------                     -------------
         Total stockholders' equity                                                    5,146,406                         6,243,917
                                                                                   -------------                     -------------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                        $  29,479,530                     $  43,213,566
                                                                                   =============                     =============


       See Accompanying Notes to the Consolidated Financial Statements.

  DATA SYSTEMS NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Three Months Ended June 30,             For the Six Months Ended June 30,

                                                                         Restated &                                    Restated &
                                                    Unaudited            Unaudited                 Unaudited            Unaudited
                                                      1998             1997 (Note 7)                 1998             1997 (Note 7)
                                                --------------        --------------           --------------        --------------
REVENUES:
     Net sales                                  $   20,705,062        $   16,111,572           $   34,587,629        $   30,194,198
     Service revenue                                 5,707,828             5,105,586               10,558,093             8,358,761
                                                --------------        --------------           --------------        --------------
          Total revenues                            26,412,890            21,217,158               45,145,722            38,552,959

COST OF REVENUES:
     Cost of sales                                  16,549,672            12,842,762               27,724,248            24,404,611
     Cost of service revenue                         4,971,218             3,625,944                9,478,128             6,807,215
                                                --------------        --------------           --------------        --------------
          Total cost of revenues                    21,520,890            16,468,706               37,202,376            31,211,826

GROSS PROFIT                                         4,892,000             4,748,452                7,943,346             7,341,133

OPERATING EXPENSES:
     Selling expenses                                2,496,724             2,075,030                4,989,852             4,273,192
     General and administrative expenses             2,108,594             1,398,563                3,741,150             2,876,846
                                                --------------        --------------           --------------        --------------
          Total operating expenses                   4,605,318             3,473,593                8,731,002             7,150,038

INCOME (LOSS) FROM OPERATIONS                          286,682             1,274,859                 (787,656)              191,095

OTHER INCOME (EXPENSE):
     Interest expense                                 (176,362)             (437,569)                (416,598)             (726,366)
     Interest income                                    12,037                80,051                   82,370               112,333
     Other income                                      109,906                54,691                  114,498                61,646
                                                --------------        --------------           --------------        --------------
          Net other (expense)                          (54,419)             (302,827)                (219,730)             (552,387)

INCOME (LOSS) BEFORE INCOME TAXES                      232,263               972,032               (1,007,386)             (361,292)
FROM CONTINUING OPERATIONS

INCOME TAXES                                               -                     -                        -                     -

NET INCOME (LOSS)
                                                --------------        --------------           --------------        --------------
FROM CONTINUING OPERATIONS                      $      232,263        $      972,032           $   (1,007,386)       $     (361,292)
                                                --------------        --------------           --------------        --------------

DISCONTINUED OPERATIONS (NOTE 4)
LOSS FROM OPERATIONS OF UNS                           (698,593)             (221,459)              (1,686,054)             (137,312)

GAIN  ON DISPOSAL OF UNS (NOTE 4)                    1,605,304                                      1,605,304
                                                --------------        --------------           --------------        --------------

NET GAIN (LOSS) FROM UNS                               906,711              (221,459)                 (80,750)             (137,312)
                                                --------------        --------------           --------------        --------------

NET INCOME (LOSS)                               $    1,138,974        $      750,573           $   (1,088,136)       $     (498,604)
                                                ==============        ==============           ==============        ==============



INCOME (LOSS) PER COMMON SHARE                       Basic                  Basic                   Basic                  Basic
FROM CONTINUING OPERATIONS                           -----                  -----                   -----                  -----
                                                $         0.05        $         0.22           $        (0.21)       $        (0.09)
                                                ==============        ==============           ==============        ==============

FROM DISCONTINUED OPERATIONS                    $         0.18        $        (0.05)          $        (0.01)       $        (0.04)
                                                ==============        ==============           ==============        ==============

NET INCOME (LOSS) PER COMMON SHARE              $         0.23        $         0.17           $        (0.22)       $        (0.13)
                                                ==============        ==============           ==============        ==============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                              4,859,224             4,346,074                4,858,874             3,906,096
                                                ==============        ==============           ==============        ==============


       See Accompanying Notes to the Consolidated Financial Statements.

  DATA SYSTEMS NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the Six Months Ended June 30,

                                                                                                                 Restated &
                                                                                Unaudited                        Unaudited
                                                                                  1998                         1997 (Note 7)
                                                                            ---------------                    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  (loss)                                                              $    (1,088,136)                   $    (498,604)
   Adjustments to reconcile net  (loss)
      to net cash used in operating activities:                                                                      485,852
      Depreciation and amortization                                                 574,767
      Gain on disposal of UNS                                                       866,335                                -
      Changes in assets and liabilities that provided (used) cash, net of effects of discontinued operations
         Investments                                                              6,203,361                                -
         Accounts receivable                                                      8,273,610                       (7,923,178)
         Notes receivable                                                           (36,678)                         (18,508)
         Inventories                                                                207,140                          446,262
         Other current assets                                                       220,702                         (564,392)
         Service parts                                                               51,441                          535,104
         Other assets                                                               (67,268)                         (36,132)
         Accounts payable                                                        (3,017,297)                         348,396
         Accrued liabilities                                                       (108,767)                         412,995
         Deferred maintenance revenues                                              704,417                           79,796
                                                                            ---------------                    -------------
            Net cash provided by (used in) operating activities                  12,783,627                       (6,732,409)
                                                                            ---------------                    -------------

CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisition of property and equipment, net                                      (657,230)                        (614,875)
   Redemption of warrants and exercise of stock options, net                            625                        7,324,633
                                                                            ---------------                    -------------
            Net cash provided by (used in) investing activities                    (656,605)                       6,709,758
                                                                            ---------------                    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net current borrowings (repayment)  under bank line of credit            (10,174,688)                       5,249,290
       Net proceeds(repayments) from capital lease obligation financing             (40,190)                         274,076
                                                                            ---------------                    -------------
            Net cash provided by (used in) financing activities                 (10,214,878)                       5,523,366
                                                                            ---------------                    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         1,912,144                        5,500,715

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      5,349                        1,522,434
                                                                            ---------------                    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     1,917,493                    $   7,023,149
                                                                            ===============                    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
                 Interest                                                   $       523,436                    $     710,980
                                                                            ===============                    =============
                 Income taxes                                                         None                             None
                                                                            ===============                    =============

        See Accompanying Notes to the Consolidated Financial Statements.

                        DATA SYSTEMS NETWORK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1998
                                    UNAUDITED




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

   The information provided in this report reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for the fair presentation of the Company's financial position as of June 30, 1998, the results of its operations for the three month and six month periods ending June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

   Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


2. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION The accompanying consolidated financial statements include the accounts of Data Systems Network Corporation , its 70% - owned subsidiary, Unified Network Services, Inc. ("UNS") from February 1996 through May 31, 1998, (Note 4 ) and the operation of the Network Systems Group ("NSG") from date of purchase . The principal activities of Data Systems Network Corporation (the "Company") involve the sales of microcomputer and network hardware and software and the performance of maintenance and advance services, such as network management, imaging and systems consulting, to major corporate and state and local government customers in the United States. The Company's corporate headquarters are in Michigan. Additionally, there are two technical centers, one in Michigan and one in North Carolina, and 20 direct sales offices located throughout the United States.


CASH AND CASH EQUIVALENTS includes liquid investments with maturities of three months or less and cash received and deposited into an escrow account. The escrow account was established to receive monies for payment of maintenance services from a single customer. Funds are released to the Company on a monthly basis based upon a predetermined schedule. As of June 30, 1998 there was approximately $518,000 in the escrow account of which $258,000 will be released in the next twelve months.


PRODUCT RETURNS AND SERVICE ADJUSTMENTS are estimated based upon historical data. Actual credits are recorded against the established reserve in the month they are authorized and accepted. The Company's customers have no contractual rights to return products. The Company determines whether to accept product returns on a case by case basis and will generally accept product returns only upon payment of a restocking fee and/or if the products may be returned to the manufacturer. The Company offers no warranty separate from the product manufacturers' warranties. As of June 30, 1998 the Company had recorded a reserve of $500,000 for potential product returns and service adjustments.

                        DATA SYSTEMS NETWORK CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1998
                                    UNAUDITED

EARNINGS (LOSS) PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation; presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. SFAS 128 defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS while giving effect to all dilutive potential common shares that were outstanding. All potential common shares were excluded from the computations of diluted earnings per share for the periods ended June 30, 1998 and 1997 because the effect would have been anti-dilutive.

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

3. LINES OF CREDIT

As of June 30, 1998, the Company had a credit agreement ("Agreement") with NBD Bank ("NBD"). The Agreement provided for a discretionary line of credit not to exceed $9 million. Borrowing limits under the discretionary line are determined based on a collateral formula. Previously, the Company had a credit agreement which provided for a revolving line of credit not to exceed $12 million, a discretionary line of credit not to exceed $8 million and a discretionary lease line not to exceed $500,000, collateralized by an interest in all of the Company's accounts receivable, inventory (other than equipment financed through IBM Credit) and equipment. This was modified by a Letter Agreement on June 18, 1998. The Letter Agreement also contained certain covenants including minimum current ratio and leverage ratios. The Company was not in compliance with the covenants as of June 30, 1998 but has obtained a waiver from NBD.

The Company and NBD have recently concluded negotiations to replace the Agreement with a new credit agreement. The terms of the new credit agreement provide for a $11 million facility based on a collateral formula, which includes 80% of qualified trade receivables. Borrowings under the new credit agreement would bear interest at 2% over NBD prime and would have a term extending to September 30, 1998.

The Company has also entered into a finance agreement with IBM Credit Corporation. As of June 30, 1998, the agreement extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale. Use of this credit line is at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty (30) day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender can terminate this agreement at any time.
The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The line of credit was fully utilized as of June 30, 1998 and has been included in accounts payable.

                        DATA SYSTEMS NETWORK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1998
                                    UNAUDITED

4. DISCONTINUED OPERATIONS

During fiscal 1998, the Company decided to sell its large account network management services operation. This business has been accounted for as a discontinued operation. The results of this segment of the business have been excluded from continuing operations in the consolidated statement of operations for all periods presented.

Under the terms of the original 1996 purchase agreement, the minority shareholders of Unified Network Services Inc. ("UNS") elected to exercise a contract option to initiate re-purchase of the UNS subsidiary. The Company's Board of Directors accepted the proposal and adopted a plan to discontinue operations. Effective June 1, 1998, the Company sold its 70% interest in the UNS subsidiary for cash and notes, and discontinued operations in its large account network management business. The net gain upon disposal of the discontinued segment was $1,605,304. The terms of the sale included $7,000 in cash and a note for $3,000,000 which is secured by the stock of UNS. The buyers will also assume the existing liabilities of the subsidiary. The Company has decided to defer the recognition of a gain on sale related to the note until payments on the note begin in 1999.

The Company has restated its prior financial statements to present the operating results of the UNS segment as a discontinued operation. The net assets of UNS amounted to $925,925 and the net liabilities totaled $4,633,049 leaving negative shareholder equity of $3,707,124. Operating results from discontinued operations are as follows:


                                1998         1997
                              ----------------------
Net Sales                     $  278,061  $1,155,735
Cost and Expense:
      Cost of Sales            1,420,938     942,786
      Selling, General &
      Administrative             543,177     350,261
Total Cost                     1,964,115   1,293,047
                              ----------------------
Operating (Loss)             ($1,686,054)   (137,312)
Income Tax Credits                  -           -
                              ----------------------
(Loss) from Operations       ($1,686,054) $ (137,312)
                              ----------------------


5. GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended 1998 and 1997, the Company incurred losses of $1,088,136 and $498,604, respectively. The working capital deficiency as of June 30, 1998 was $2,453,495.

The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has successfully negotiated a continuation of its previously authorized line of credit with its primary lender as discussed in Note 3. Management continues to explore other financing alternatives and has begun negotiating with another qualified lender to provide a long-term commitment for line of credit financing. Additionally, management continues to consolidate its business operations and stabilize strategic business relationships so the Company can meet its obligations and attain a level of operations that is profitable.

                        DATA SYSTEMS NETWORK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1998
                                    UNAUDITED


As part of management's plans, the Company discontinued operations in its large account network management operation. The Company sold its interest in the UNS subsidiary effective June 1, 1998. The divestiture results in substantial cost savings without significant loss of customer relationships or the ability to deliver specialized technical services in any related area. The Company continues to operate the remote network management center in Raleigh, NC, and continues to market its ENCOR (TM) software product.


6.  LEGAL PROCEEDINGS

In February, March and April 1998 civil actions were filed against the Company, certain officers, and the Board of Directors. The complaints allege violations of the Securities Exchange Act of 1934 resulting from alleged nondisclosures and misrepresentations of information concerning the Company's financial results and future prospects due to accounting irregularities. Management is unable to assess the potential amount of any liability resulting from such class action lawsuits, however, management currently believes that the resolution of these proceedings will not have a material adverse effect on the Company's financial position or results of operations. Future events and circumstances could alter management's belief.


7.  RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

REVENUES. For the three months ended June 30, 1998, total revenue increased 24.5% to $26.4 million from $21.2 million for the same period in 1997. For the six months ended June 30, 1998, total revenue increased 17.1% to $45.1 million from $38.6 million in 1997. These increases were primarily due to organic growth in all regions serviced by the Company. The Company continued to leverage off of the successful expansion into the eastern region of the United States as well as, from increases in government work in Michigan, Florida and Louisiana.

      Product (net) sales increased $4.6 million or 28.5% and service revenues increased $.6 million or 11.8% for the three months ended June 30,1998 compared to the same period in 1997. Service revenues declined slightly to 22% of total revenues during the three months ended June 30, 1998 compared to 24% in 1997. For the six months ending June 30, 1998, service revenue accounted for 23% of total revenue, a 1% increase in the service to product business mix compared to the same period in 1997. Product (net) sales increased during the quarter primarily due to a significant non-government integration project in the Northeastern Region. The service revenue increases resulted primarily from an increase in maintenance revenues from government work. The Company's focus on training, installation and project service revenue continues to improve the balance in the business mix between product and service sales.

The State of Michigan blanket purchase order had been renewed to September 1998. The Company's sales management team had been meeting with representatives of the State of Michigan on a continued basis to improve the terms under the current purchase order and to work towards securing an extension or the award of a new blanket purchase order. As with all of the Company's service contracts and purchase orders, there can be no assurance that the State of Michigan agreement will continue to be extended or that, if re-bid, the Company will be awarded a new agreement on terms and conditions which are at least as favorable to the Company as the current agreement.


COST OF REVENUES. The cost of total revenues increased to 81% for the three months ended June 30, 1998 from 78% in 1997. For the six months ended June 30, 1998, the cost of revenue increased slightly to 82% from 81% in 1997. The cost of service revenue increased to 19% of total revenues for the three months ended June 30, 1998, from 17% in the same period in 1997. Service revenue cost also increased for the six months ending June 30, 199 to 21% from 18% a year earlier. The increase was due primarily to the Company's continued investment in technical personnel, which increased both pre-sale and post-sale field support cost. Total headcount in technical support has leveled and is consistent with expectations for the anticipated growth in service offerings. The increase in the cost of service revenue for the three months ended June 30, 1998 was also due to the utilization during the period of third party subcontractors to support installations in areas where the Company does not have a physical presence. The cost of product (net) sales increased to 63% for the three months ended June 30, 1998 compared to 61% for the same period in 1997. The increase in cost parallels the increase in the product (net) sales revenue that relates to the non-government project in the Northeast Region. For the six months ended June 30, 1998, product (net) sales cost declined to 61% of total revenue from 63% in the same time period in the prior year. The Company attributes these decreases primarily to the success of its efforts to negotiate discounts from key product suppliers.

OPERATING EXPENSES. As a percent of total sales, selling, general and administrative expense did not change in the three months ended June 30, 1998 at 17%, when compared to the same period in 1997. Overall cost control in sales and administration along with decreases in systems related expenses account for the stabilization. For the six months ending June 30, 1998, total operating expenses increased to 19% from 18% of total revenue. The increase is primarily due to legal and auditing expenses that amount to almost $690,000 year to date. The extraordinary efforts required to complete year end 1997 and 1996 reporting, cost incurred in connection with the pending shareholder law suits, and, bank audit and examination expenses, account for the 1% increase in total general and administrative expenses.

OTHER (EXPENSE) INCOME. Net other expenses decreased by $248,408 for the three months ending June 30, 1998 and by $332,657 for the six months ending June 30, 1998 when compared to the same time periods in the prior year. Interest expense accounts for the majority of the decrease, declining $261,207 for the quarter and, $309,768 year to date, when compared to the same time period in the prior year. The decrease reflects lower average borrowings in 1998 due to the Company's collection of accounts receivables and repayment of bank indebtedness. The Company continues to manage its working capital needs from ongoing operations.

DISCONTINUED OPERATIONS. Under the terms of the original 1996 purchase agreement, the minority shareholders of Unified Network Services Inc. ("UNS") elected to exercise a contract option to initiate re-purchase of the UNS subsidiary. The Company's Board of Directors accepted the proposal and adopted a plan to discontinue operations. Effective June 1, 1998, the Company sold its 70% interest in the UNS subsidiary for cash and notes and discontinued operations in its large account network management business. The net gain upon disposal of the discontinued segment was $1,605,304. The terms of the sale included $7,000 in cash and a note for $3,000,000, secured by the stock of UNS. The buyers will also assume the existing liabilities of the subsidiary. The Company is deferring the recognition of a gain on sale related to the note until payments on the note begin in 1999.

The Company has restated its prior financial statements to present the operating results of the UNS segment as a discontinued operation. The net assets of UNS amounted to $925,925 and the net liabilities totaled $4,633,049 leaving negative shareholder equity of $3,707,124. The divestiture results in substantial cost savings without significant loss of customer relationships or the ability to deliver specialized technical services in any related area. The Company continues to have a presence in the Raleigh, NC market, and retains ownership of its proprietary remote network management ENCORE(TM) software product.

FINANCIAL CONDITION

As of June 30, 1998, the Company finances its business primarily through funds generated internally through operations trade credit and advances under a $9 million discretionary line of credit with NBD Bank (the "Bank"). The previous credit agreements were modified by a Letter Agreement with the Bank on June 18, 1998. The line of credit is secured by substantially all of the Company's assets, with the exception of those inventory assets acquired under the IBM credit line, and is due on demand by the Bank. The term of the current agreement extends to September 30, 1998, and could be terminated at any time by the Company or the Bank. The agreement contains certain financial ratio covenants requiring the Company's receivables to be genuine and free of all other encumbrances and requiring the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. As of June 30, 1998, the line of credit bore interest at prime rates plus 2.0%. Borrowing under the line of credit was determined based on a collateral formula. As of June 30, 1998, the formula would have permitted borrowings of up to $11.9 million, of which $7.1 million was outstanding.

         At June 30, 1998 the Company was not in compliance with certain covenants in its credit agreement regarding allowable minimum current ratio and total leverage. However, on July 30, 1998, the Company obtained the necessary waiver from NBD. The Company recently received a commitment from the Bank to replace the current credit agreement with a new credit agreement. A definitive Agreement has been negotiated. The terms of the new credit agreement provide for an $11 million facility based on a collateral formula that includes 80% of qualified trade receivables. Borrowings under the new credit agreement will bear interest at 2% over NBD prime and has a term extending to September 30, 1998. The Company continues to explore other financing alternatives and has begun negotiating with another qualified lender to provide a long-term commitment for line of credit financing.

The secured financing agreement with IBM Credit Corporation continues to offer thirty days interest free financing up to $2.0 million on certain products purchased by the Company for resale. As of June 30, 1998, the IBM Credit Corporation line of credit was fully utilized and is reflected in the total accounts payable balance.

For the six months ended June 30, 1998, the Company increased cash and cash equivalents by approximately $1.9 million primarily due to the $8.3 million decrease in accounts receivable and the liquidation of $6.2 million of investments. The increase was partially offset by the $10.2 million decrease in line of credit borrowings and the $3.0 million decrease in accounts payable. Working capital deficiency as of June 30, 1998 was $2.5 million compared to a working capital deficiency of $4.6 million at March 31, 1998. The change was due to improved profits from continuing operations, the benefits from the sale of UNS, and, the Company's concerted efforts to manage its working capital.

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

Forward-Looking Statement

The foregoing discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the failure of the Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company has recently begun to operate, the ability of the Company to successfully complete the integration of new offices and divisions into its operations, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the impact of undetected errors or defects associated with year 2000 date functions on the Company's current products and internal systems, the relative uncertainties in the market direction of emerging technologies, the willingness of the Bank to continue to lend under the credit facility, the potential loss of key personnel within the new regions, the Company's ability to retain the State of Michigan contract and a lack of market acceptance of the Company's products and services in the new regions.

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

         On or about June 10, 1998, the DiFatta, Emrich and Ronick actions were consolidated for all purposes under the caption In Re: Data Systems Network Corporation Securities Litigation, Case No. 98-70854.

         On or about July 10, 1998, Plaintiffs in the consolidated action filed a consolidated complaint in lieu of the previously filed complaints, against the Company and individual defendants Grieves and Goy, seeking to represent a class of purchasers of the Company's stock between May 15, 1996 and February 24, 1998.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         At June 30, 1998 the Company was not in compliance with certain covenants of its bank credit agreement regarding allowable minimum current ratio and total leverage. However, on July 30, 1998, the Company obtained the necessary waiver from NBD. In addition, the Company recently received a commitment from the Bank to replace the current credit agreement with a
new credit agreement.   See "Item  2 - Management's Discussion and Analysis of
Financial Condition and  Results of Operations - Financial Condition."

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

27.      Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         The following filings occurred during the second quarter of 1998:

               Date                 Information Reported

               May 7, 1998          Items 5 and 7

               May 21, 1998         Items 5 and 7

               July 31, 1998        Items 5 and 7


         No financial statements were filed with these Reports on Form 8-K.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Data Systems Network Corporation

     August 11, 1998              /s/ John O. Lychos, Jr.
                                  -------------------------------------
                                  John O. Lychos, Jr.
                                  Vice President - Finance, Treasurer and Chief
                                  Financial Officer
                                  (principal financial officer)

     August 11, 1998              /s/ Michael W. Grieves
                                  -------------------------------------
                                  Michael W. Grieves
                                  President and Chief Executive Officer
                                  (duly authorized officer)

                                 Exhibit Index
                                 -------------



Exhibit                      Description
-------                      -----------
   27                        Financial Data Schedule
