Form 10-K/A
period 1997-12-31
DATA SYSTEMS NETWORK CORP
filed 1998-09-02
CIK 926849

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-K/A3

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


          This Amendment No. 3 to the Company's Form 10-K for the year ended December 31, 1997 includes audited consolidated balance sheets as of December 31, 1997 and 1996, and consolidated statements of operations, stockholders' equity and cash flows for the years ending December 31, 1997 and 1996. In addition this Amendment includes unaudited 1995 consolidated financial statements. The Company is currently planning to complete an audit for the year ended December 31, 1995, and will promptly file an amendment to this report upon completion of such audit and receipt of the requisite reports thereon. See Independent Auditors Report and "Note 15 of Notes to Consolidated Financial Statements."


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

         In February 1996, the Company acquired 70% of the common stock of Unified Network Services, Inc. ("UNS"), a start-up network management operation based in Raleigh, North Carolina for $7,000 in cash. The Company also acquired the Network Systems Group ("NSG") of SofTech, Inc. in September 1996 for 540,000 shares of the Company's Common Stock and $890,000 in cash. From September 1996 through December 1997, the Company has opened in excess of 10 new locations in the eastern, mid-Atlantic, and southern areas of the United States. On June 17, 1998 the Company executed an agreement to sell its interest in UNS, effective June 1, 1998.

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

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS

          As of December 31, 1997 the Company's Common Stock was traded on the Nasdaq Stock Market's SmallCap Market under the symbol "DSYS" and on the Pacific Stock Exchange under the symbol "DSY". The high and low sales prices for the Common Stock on the Nasdaq SmallCap Market during the period from January 1, 1996, through the end of 1997 are set forth in the following table.

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
                                   ======================================================

BALANCE SHEET DATA (AT PERIOD
END):
                                                Restated
                                                  1996         1995
                                         1997               (unaudited)    1994         1993
                                                           (in thousands)
Total assets                          $43,214     $21,259     $11,938     $11,175       $7,421
Working capital (deficiency)           (2,089)     (5,682)      2,040       3,043         (735)
Current liabilities                    36,812      18,788       8,361       6,359        6,562
Long-term debt                              0          75         100         234          423
Stockholders' equity                    6,244       2,396       3,477       4,581          436

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 15 of Notes to the Consolidated Financial Statements" for a discussion of the effect of accounting changes in policies and estimates which are related to and consistent with the restatement of prior financial statements.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis compares the financial results for the three year period ending December 31, 1997 and should be read in conjunction with the Company's financial statements and notes thereto. The Company's financial statements include audited 1997 and 1996 financial statements and unaudited 1995 financial statements. The investigation into the Company's accounting irregularities, coupled with the subsequent resignation of the Company's independent auditing firm on March 13, 1998, and the engagement of a new independent auditing firm on March 25, 1998 have resulted in the inability of the new auditors to complete their audit of all of the Company's financial statements included herein and issue the requisite report thereon in time for inclusion in this report. The Company is planning to complete the audit of the 1995 financial statements and will promptly file an amendment to this report upon completion of such audit and receipt of the requisite reports thereon. See Independent Auditors Report and "Note 15 of Notes to Consolidated Financial Statements."

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

                               FINANCIAL CONDITION

          As of December 31, 1997, cash and investments totaled $6.2 million, an increase of $4.7 million from 1996. Cash used in operating activities for 1997 was $17.1 million compared to cash used of $4.4 million in 1996. The increase was primarily due to a significant increase in sales on credit during the last quarter of 1997, which caused an increase in accounts receivable of $17.5 million in 1997 over 1996. The increase was partially offset by an $8.0 million increase in accounts payable and a $1.2 million increase in accrued liabilities. Investing activities consumed $1.4 million during 1997 compared to $1.9 million in 1996, for major investments in components and computer equipment.

          As of December 31, 1997, the Company financed its business primarily through funds generated internally through operations, trade credit and advances under its $12 million revolving line of credit and $8 million discretionary line of credit with NBD Bank (the "Bank"). The line of credit was secured by substantially all of the Company's assets, with the exception of those inventory assets acquired with financing under the IBM credit line, and was due on demand by the Bank. The term of the revolving line of credit extended to September 30, 1999, and the discretionary line extended to September 30, 1998. The agreement was renewable annually and could be terminated at any time by the Company or the Bank. As of December 31, 1997, the line of credit bore interest at rates between 8.0% and 8.5%. Borrowing under the line of credit was determined based on a collateral formula. As of December 31, 1997, the formula permitted borrowings of up to $20.0 million, of which $17.2 million was outstanding.

         The agreement in effect at December 31, 1997, contained certain financial ratio covenants and other covenants which required the Company's receivables to be genuine and free of all other encumbrances and required the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. Although the Company was not in compliance with certain covenants in its credit agreement regarding minimum current and leverage ratios at December 31, 1997, the Bank had waived the Company's non-compliance. On June 15, 1998, the Company was verbally informed by the Bank that it was in default under its credit agreement. The Company and the Bank have recently signed an agreement replacing the prior credit agreement with a new credit agreement.
The terms of the new credit agreement provide for a $11 million facility based on a collatera formula, which includes 80% of qualified trade receivables. Borrowings under the new credit agreement will bear interest at 2% over the Bank's prime rate and will expire on September 30, 1998. The Company continues to explore other financing alternatives and has begun negotiating with another qualified lender to provide a long term commitment for a line of credit. In the event that the Company is unable to negotiate a new line of credit or is otherwise unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current credit agreement is demanded by the Bank, the Company's financial condition would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

          The Company finances certain inventory sales through a secured finance agreement with IBM Credit Corporation. As of December 31, 1997, the agreement extended a maximum of $2,000,000 in secured funds to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. To secure payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory financed through this agreement equal to the amount of the outstanding debt. This agreement allows for thirty (30) days interest-free borrowings of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. This agreement can be terminated at any time by the Company or the lender. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The outstanding amount at December 31, 1997 and 1996 was approximately $1.5 million and $1.2 million respectively and has been included in accounts payable.

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


                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                           16

Consolidated Balance Sheets as of December 31, 1997 and 1996           18

Consolidated Statements of Operations for the Years Ended
          December 31, 1997, 1996 and 1995                             19

Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1997, 1996 and 1995                       20


Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995                             21

Notes to Consolidated Financial Statements                             22

                         Independent Auditor's Report


To the Directors and Shareholders
Data Systems Network Corporation

We have audited the accompanying consolidated balance sheets of Data Systems Network Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Data Systems Network Corporation at December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant recurring losses from operations. In addition, as described in
Note 7 to the financial statements, the Company's bank has reduced the limits of the Company's line of credit. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We did not audit, review or compile the 1995 financial statements of Data Systems Network Corporation and, accordingly, do not express an opinion or any other form of assurance on them.



Southfield, Michigan
August 20, 1998


                                                     /s/ Plante & Moran, LLP

To the Directors and Shareholders
Data Systems Network Corporation


We have audited the accompanying consolidated financial statements of Data Systems Network Corporation as of December 31, 1997 and 1996 and for each of the two years in the period ended December 31, 1997; and have issued our report dated August 20, 1998, which report includes an explanatory paragraph as to the Company's ability to continue as a going concern; such financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Data Systems Network Corporation listed in Item 14(a)(2) for the years ended December 31, 1997 and 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the 1997 and 1996 information set forth therein. We did not audit, review or compile the 1995, 1994 or 1993 information included in the financial statement schedule.



                                             /s/  Plante & Moran, LLP

Southfield, Michigan
August 20, 1998

DATA SYSTEMS NETWORK CORPORATION
 CONSOLIDATED BALANCE SHEETS

                                                                                                                  RESTATED
                                                                                        DECEMBER 31,         DECEMBER 31, 1996
                                                                                            1997                 (NOTE 15)
                                                                                      ----------------    -----------------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $         5,349    $       1,522,434
   Investments                                                                               6,203,361
   Accounts receivable (net of allowance of $800,000 and $67,609 at December 31,
      1997 and December 31, 1996,
      respectively)                                                                         27,098,823           10,413,031
   Notes receivable                                                                            197,133              169,164
   Inventories                                                                                 680,673              329,199
   Other current assets                                                                        537,781              672,238
                                                                                       ---------------    -----------------
         Total current assets                                                               34,723,120           13,106,066

SERVICE PARTS                                                                                  320,677            1,021,284

PROPERTY AND EQUIPMENT, net  (Note 5)                                                        2,583,437            1,811,923

GOODWILL, net (Note 2)                                                                       4,072,207            4,291,312

OTHER ASSETS                                                                                 1,514,125            1,028,273
                                                                                       ---------------    -----------------

TOTAL ASSETS                                                                           $    43,213,566    $      21,258,858
                                                                                       ===============    =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit (Note 7)                                                        $    17,296,558    $       9,225,211
   Accounts payable (Notes 4 and 7)                                                         16,220,200            7,540,447
   Accrued liabilities (Note 6)                                                              2,288,198            1,082,039
   Capitalized lease obligation - current portion (Note 9)                                      79,988                 --
   Deferred maintenance revenues                                                               927,154              940,627
                                                                                       ---------------    -----------------
         Total current liabilities                                                          36,812,098           18,788,324

LONG-TERM DEBT (Note 8)                                                                                              75,000
CAPITAL LEASE OBLIGATION (Note 9)                                                              157,551


STOCKHOLDERS' EQUITY (Notes 2, 3 and 4):
   Preferred stock, authorized 1,000,000 shares, none outstanding Common stock
   ($.01 par value; authorized 10,000,000
      shares; issued and outstanding 4,857,974 and 3,255,000 shares
      at December 31, 1997 and December 31,1996, respectively)                                  48,580               32,550
   Additional paid-in capital                                                               17,945,606            9,139,153
   Accumulated deficit                                                                     (11,750,269)          (6,776,169)
                                                                                       ---------------    -----------------
         Total stockholders' equity                                                          6,243,917            2,395,534
                                                                                       ---------------    -----------------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                            $    43,213,566    $      21,258,858
                                                                                       ===============    =================


       See accompanying notes to the consolidated financial statements.

DATA SYSTEMS NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                                      1997            1996           1995
                                                                                    RESTATED      (UNAUDITED)
                                                                                   (NOTE 15)
                                                                 -------------   -------------   -------------
REVENUES:
       Net sales                                                 $ 68,867,422    $ 27,136,268    $ 28,209,390
       Service revenue                                             19,143,027       6,413,326       2,297,170
                                                                 ------------    ------------    ------------
            Total revenues                                         88,010,449      33,549,594      30,506,560
COST OF REVENUES:
       Cost of sales                                               59,881,745      23,515,177      26,760,288
       Cost of service revenue                                     15,563,062       5,276,541       1,172,490
                                                                 ------------    ------------    ------------
            Total cost of revenues                                 75,444,807      28,791,718      27,932,778

GROSS PROFIT                                                       12,565,642       4,757,876       2,573,782

OPERATING EXPENSES:
       Selling expenses                                            10,992,600       4,838,003       1,922,517
       General and administrative expenses                          5,795,220       3,651,323       1,306,020
                                                                 ------------    ------------    ------------
            Total operating expenses                               16,787,820       8,489,326       3,228,537

 LOSS FROM OPERATIONS                                              (4,222,178)     (3,731,450)       (654,755)

OTHER INCOME (EXPENSE):
       Interest expense                                            (1,616,723)       (580,304)       (461,572)
       Interest income                                                373,163         267,886         181,635
       Other income                                                   491,638         124,301
                                                                 ------------    ------------    ------------
            Other expense - net                                      (751,922)       (188,117)       (279,937)

LOSS BEFORE INCOME TAXES
       MINORITY INTEREST AND EXTRAORDINARY ITEM                    (4,974,100)     (3,919,567)       (934,692)

INCOME TAXES (Note 10 )

MINORITY INTEREST IN SUBSIDIARY                                                         3,000
                                                                 ------------    ------------    ------------

  LOSS  BEFORE EXTRAORDINARY ITEMS                                 (4,974,100)     (3,916,567)       (934,692)

EXTRAORDINARY ITEMS:
       Gain recognized upon
               extinguishment of debt                                                  75,494         321,962
                                                                 ------------    ------------    ------------
NET  LOSS                                                        $ (4,974,100)   $ (3,841,073)   $   (612,730)
                                                                 ============    ============    ============

                                                                    Basic           Basic           Basic
                                                                 ------------    ------------    ------------
  LOSS  PER COMMON SHARE
        LOSS  BEFORE EXTRAORDINARY ITEM                          $      (1.15)   $      (1.44)   $      (0.37)
       EXTRAORDINARY ITEM                                                                0.03            0.13
                                                                 ============    ============    ============
       NET LOSS                                                  $      (1.15)   $      (1.41)   $      (0.24)
                                                                 ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                                           4,324,229       2,719,091       2,560,281
                                                                 ============    ============    ============

       See accompanying notes to the consolidated financial statements

                       DATA SYSTEMS NETWORK CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995
                                                             PREFERRED    COMMON   ADDITIONAL PAID-IN    (ACCUMULATED
                                                              STOCK        STOCK        CAPITAL             DEFICIT)    TOTAL
BALANCES, DECEMBER 31, 1994                                  None      $ 27,150   $       6,876,284  $ (2,322,366)   $ 4,581,068
     Additional common stock offering costs                                                  (169,275)                    (169,275)
     Acquistion of warrants for 109,719 shares                                                                                   -
        of common stock (Note 12)                                                            (321,962)                    (321,962)
     Net loss                                                                                              (612,730)      (612,730)
                                                             ---------   --------   -----------------  ------------    -----------
BALANCES, DECEMBER 31, 1995 (UNAUDITED)                        None      $ 27,150   $       6,385,047  $ (2,935,096)   $ 3,477,101
     Acquistion of warrants for 10,413 shares
        of common stock (Note 12)                                                             (75,494)                     (75,494)
     Issuance of common stock in connection
         with acquisition (Note 2)                                          5,400           2,829,600                    2,835,000
     Net loss - Restated (Note 15)                                                                       (3,841,073)    (3,841,073)
                                                             ---------   --------   -----------------  ------------    -----------
BALANCES, DECEMBER 31, 1996                                    None        32,550           9,139,153    (6,776,169)     2,395,534
     Exercise of stock options and warrant redemptions (net)               16,030           8,806,453                    8,822,483
     Net loss                                                                                            (4,974,100)    (4,974,100)
                                                             ---------   --------   -----------------  ------------    -----------
BALANCES, DECEMBER 31, 1997                                    None      $ 48,580   $      17,945,606  $(11,750,269)   $ 6,243,917
                                                             =========   ========   =================  ============    ===========




       See accompanying notes to the consolidated financial statements.

                       DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              FOR THE YEARS ENDED DECEMBER 31
                                                                             1997            1996           1995
                                                                                         RESTATED        (UNAUDITED)
                                                                                          (NOTE 15)
                                                                       --------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                                                            $ (4,974,100)   $ (3,841,073)   $   (612,730)
   Adjustments to reconcile net (loss)
      to net cash used in operating activities:
      Depreciation and amortization                                          881,970         365,227         381,910
      Extraordinary gain                                                                     (75,494)       (321,962)
      Provision for doubtful receivables                                     732,391          27,642         (24,195)
      Provision for inventory obsolescence                                                   195,767         701,976
      Changes in assets and liabilities that provided (used) cash, net of effects of acquisition:
         Investments                                                      (6,203,361)
         Accounts receivable                                             (17,418,183)     (5,106,514)     (1,222,831)
         Notes receivable                                                    (27,969)         73,371        (692,387)
         Inventories                                                        (351,474)        467,956         441,638
         Other current assets                                                134,457         338,510        (227,073)
         Service parts                                                       700,607         760,549         (27,321)
         Other assets                                                       (485,852)       (859,241)        (24,215)
         Accounts payable                                                  8,679,753       3,564,518       1,664,934
         Accrued liabilities                                               1,206,159        (141,927)       (138,474)
         Deferred maintenance revenues                                       (13,473)       (146,088)         51,245
                                                                       --------------   -------------   -------------
            Net cash used in operating activities                        (17,139,075)     (4,376,797)        (49,485)
                                                                       --------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisition of property and equipment, net                             (1,434,379)       (771,411)        (95,899)
    Purchase of UNS common stock                                                              (7,000)
    Payments for NSG net assets including transaction costs                               (1,133,035)
                                                                       --------------   -------------   -------------
            Net cash used in investing activities                         (1,434,379)     (1,911,446)        (95,899)
                                                                       --------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net current borrowings under bank line of credit                    8,071,347       4,664,133         977,335
       Net proceeds from capital lease obligation financing                  237,539              --              --
       Payment of principal on long-term debt                                (75,000)        (25,000)       (687,170)
       Proceeds from issuance of common stock (net of offering costs)      8,822,483                        (169,275)
                                                                       --------------   -------------   -------------
            Net cash provided by  financing activities                    17,056,369       4,639,133         120,890
                                                                       --------------   -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,517,085)     (1,649,110)        (24,494)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,522,434       3,171,544       3,196,038
                                                                       --------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      5,349    $  1,522,434    $  3,171,544
                                                                       ==============   =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

     Cash paid during the period for:
                 Interest                                               $  1,454,922    $    559,438    $    468,535
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

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates with respect to the collection of receivables, obsolescence of inventory and the possible outcome of outstanding litigation. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

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

EARNINGS (LOSS) PER COMMON SHARE In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation and presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. SFAS 128 defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS while giving effect to all dilutive potential common shares that were outstanding. All potential common shares were excluded from the computations of diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 because the effect would have been anti-dilutive.

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

2. ACQUISITIONS

On February 22, 1996, the Company purchased 70% (7,000 shares) of UNS for $7,000, and acquired certain liabilities in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $999,078, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method. (See Note 16 regarding the sale of the Company's interest in UNS during 1998).

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

5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                           1997                 1996
                                        ----------           ----------
Computer equipment and software         $3,147,140           $2,085,385
Furniture and fixtures                     753,951              427,210
Leasehold improvements                     212,450              166,567
                                        ----------           ----------
      Total                              4,113,541            2,679,162
Less accumulated depreciation            1,530,104              867,239
                                        ----------           ----------
Property and equipment - net            $2,583,437           $1,811,923
                                        ==========           ==========

6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:


                                               1997                 1996
                                            ----------          ----------
Compensation, benefits and taxes            $1,348,897          $  252,859
Customer advances                               11,500             108,019
State sales and other taxes                    414,742             209,488
Interest                                       161,801              55,416
Other                                          351,258             456,257
                                            ----------          ----------
      Total                                 $2,288,198          $1,082,039
                                            ----------          ==========


7.    LINES OF CREDIT

As of December 31, 1997, the Company had a credit agreement ("Agreement") with NBD Bank ("NBD"). The Agreement provided for a revolving line of credit not to exceed $12 million, a discretionary line of credit not to exceed $8 million and a discretionary lease line not to exceed $500,000, collateralized by an interest in all of the Company's accounts receivable, inventory (other than equipment financed through IBM Credit) and equipment. Borrowing limits under the revolving and discretionary lines were determined based on a collateral formula. The revolving line of credit was to expire September 30, 1999 and the discretionary line was to expire September 30, 1998. The Agreement also contained certain covenants including minimum current ratio and leverage ratios. The Company was not in compliance with the covenants as of December 31, 1997 but has obtained a waiver from NBD. The Company and NBD have recently signed an agreement replacing the Agreement. The terms of the new credit agreement provide for a $11 million facility based on a collateral formula, which includes 80% of qualified trade receivables. Borrowings under the new credit agreement would bear interest at 2% over NBD prime and would have a term extending to September 30, 1998.

The Company has also entered into a finance agreement with IBM Credit Corporation. As of December 31, 1997, the agreement extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale, limited to those products manufactured by Apple, Compaq, Hewlett Packard, IBM and Lexmark. Use of this credit line is at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty (30) day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender can terminate this agreement at any time. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at December 31, 1997 and 1996 is approximately $1.5 million and $1.2 million respectively and has been included in accounts payable.


8.  LONG-TERM DEBT

Long-term debt consists of the following at December 31:


                                                                                          1997         1996
                                                                                          ----         ----

13% subordinated notes payable to the Company's majority stockholders in a principal amount of $200,000 and $275,000 at December 31, 1997 and 1996,
respectively due in 2000. If the appropriate conditions are met, the holders may require the Company to redeem the notes in three equal annual installments including interest beginning July 1, 1998 through July 1, 2000. Offset against this amount is a promissory note of $200,000 receivable from the Company's Chairman and
Chief Executive Officer which was given in consideration of the subordinated notes        None       $75,000
                                                                                          ====       =======


9.  LEASES

Future minimum lease payments for assets under capital leases at December 31, 1997 are as follows:

                                               1998                     $  102,563
                                               1999                        102,563
                                               2000                         44,838
                                               2001                         23,838
                                               2002                         22,986
                                                                        ----------
                                  Total minimum obligations             $  296,788
                                  Less interest                             59,249
                                                                        ----------
                                  Present value of minimum obligations  $  237,539
                                  Less current portion                      79,988
                                                                        ----------
                                  Long term portion                     $  157,551
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
                                                                    ----------
                                                                    $3,877,200
                                                                    ==========



Total rent expense for the years ended December 31, 1997, 1996, and 1995 (unaudited) was approximately $1,130,000, $595,000 and $257,000, respectively.

10.   INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below:

                                                                   1997               1996
Current deferred tax assets (liabilities):
   Capitalized inventory costs                                     $19,000           $19,000
   Allowance for obsolete inventories                                                399,000
   Prepaid costs                                                                     (54,000)
   Other                                                           (69,000)          (69,000)
   Deferred maintenance revenues                                                       2,000
   Accrued liabilities                                              93,000            18,000
   Allowance for doubtful accounts                                 437,000            23,000
                                                            --------------   ---------------
    Total current deferred taxes                                   480,000           338,000
                                                            --------------   ---------------

Noncurrent deferred tax assets:

   Net operating loss carryforwards                              3,205,000         1,515,000
   Depreciation and amortization                                   112,000           161,000
                                                            --------------   ---------------
      Total noncurrent deferred taxes                            3,317,000         1,676,000
                                                            --------------   ---------------

Total deferred taxes                                             3,797,000         2,014,000
Less valuation allowance                                        (3,797,000)       (2,014,000)
                                                            --------------   ---------------
Total deferred taxes, net                                        None               None
                                                            ==============   ===============

The reconciliation of the tax expense at the statutory rates to the reported tax expense is as follows:

                                                                  1997                1996            1995
                                                                                                   (UNAUDITED)
                                                              ------------   --------------------------------
Federal income taxes (benefit)  at statutory rates            $ (1,691,000)      $(1,289,000)       $(208,000)
Nondeductible expense                                               52,000                             11,000
                                                                                      14,000
Extraordinary gain                                                                   (26,000)        (109,000)
Other                                                             (144,000)           28,000           35,000
Increase in deferred tax  asset valuation allowance              1,783,000         1,273,000          271,000
                                                              ------------   --------------------------------
Income tax(benefit) reported                                          None              None             None
                                                              ============   ================================

A reconciliation of the current tax expense is as follows:

                                                                  1997              1996               1995
                                                                                                    (UNAUDITED)
                                                              ------------   ---------------------------------

Deferred tax expense (benefit)                                 $(1,783,000)      $(1,273,000)        $(271,000)
Increase in deferred tax asset
  valuation allowance                                            1,783,000         1,273,000           271,000
                                                              ------------   ---------------------------------
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

                                          1997           1996            1995
                                                                     (UNAUDITED)
                                          ----           ----         ---------
Net loss                  As reported     $4,974         $3,841          $613
 (in thousands)
                          Pro forma       $5,418         $3,930          $616

Loss per share (Basic)    As reported     $1.15          $1.41           $0.24
                          Pro forma       $1.25          $1.45           $0.24




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

                                                                              AVERAGE PER
                                                                              SHARE EXERCISE
                                                   SHARES                     PRICE
                                                   ------                     -----

BALANCE DECEMBER 31, 1994                           58,016                    $4.75

ISSUED                                              12,700                    $3.57
EXERCISED

BALANCE DECEMBER 31, 1995                           70,716                    $4.58

ISSUED                                             146,437                    $4.46
FORFEITED                                          (25,450)                   $4.11
EXERCISED

BALANCE DECEMBER 31, 1996                          191,703                    $4.55


ISSUED                                             215,350                    $9.82
FORFEITED                                           (9,062)                   $6.19
EXERCISED                                          (21,768)                   $4.57

BALANCE DECEMBER 31, 1997                          376,223                    $7.54


The range of exercise prices on outstanding options at December 31, 1997 is as follows:

PRICE RANGE                                     WEIGHTED AVERAGE     AVERAGE REMAINING LIFE
                             SHARES              EXERCISE PRICE            (IN YEARS)
                                                 --------------            ----------
 $1.63 - $5.00               148,923                 $4.18                      7.9
 $5.01 - $7.50               106,400                 $6.86                      8.8
 $7.51 - $10.00               33,000                 $8.91                      8.9
$10.01 - $14.38               87,900                $13.43                      9.6
                             -------
            TOTAL            376,223
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

A special committee of the outside members of the Company's Board of Directors has investigated the accounting errors and irregularities. All known adjustments to the prior year financial statements have been reflected in the restated 1996 financial statements presented. The major adjustments to restate the 1996 financial statements are summarized as follows: a $1,100,000 reduction in accounts receivable due to credit memos issued in 1997 that relate to 1996 sales; a $2,200,000 reduction in inventory due to obsolescence and accounting errors; a $450,000 reduction in service parts due to obsolescence; and a $425,000 increase in the reserve for uncollectable notes receivable.

16.   SUBSEQUENT EVENTS

During fiscal 1998, the Company decided to sell its 70% interest in its large account network management services operation, Unified Network Services Inc. ("UNS"). Under the terms of the original 1996 purchase agreement, the minority shareholders of UNS elected to exercise a contract option to initiate re-purchase of the UNS subsidiary. The Company's Board of Directors accepted the proposal. On June 17, 1998, the Company executed an agreement to sell its 70% interest in the UNS subsidiary for cash and notes, and discontinued operations in its large account network management business effective June 1, 1998. The terms of the sale included $7,000 in cash and a note for $3,000,000, which is secured by the stock of UNS. The buyers will also assume the existing liabilities of UNS. The gain upon disposal of the discontinued segment was $1,605,304 which is net of an allowance of $3,000,000 due to the uncertainty of the buyers ability to pay the note.

For the years ended December 31, 1997 and 1996, the condensed financial information for UNS is as follows:



                                1997            1996
                               ------          ------
Revenues                     $2,013,309      $2,435,070

Expenses                      3,562,856       2,916,594
                             ----------      ----------

Net loss                     $1,549,547      $  481,524
                             ==========      ==========

17.   GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 1997, 1996, and 1995, the Company incurred losses of $4,974,100, $3,841,073 and $612,730 respectively. The working capital deficiency as of December 31, 1997 was $2,088,978.

The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has successfully negotiated a continuation of its previously authorized line of credit with its primary lender as discussed in Note 7, although at reduced credit limits. Management continues to explore other financing alternatives and has begun negotiating with another qualified lender to provide a long-term commitment for line of credit financing. Additionally the Company has sold its unprofitable UNS subsidiary (Note 16) and reduced staff size in non-revenue generating areas, Management will continue to consolidate its business operations and stabilize strategic business relationships so the Company can meet its obligations and attain a level of operations that is profitable.

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

Dated  September 2, 1998

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

Year ended Decenber 31, 1997:
 Allowances for doubtful receivables           67,609      1,227,223                        (494,832)       800,000
 Allowance for inventory obsolescence               0              -                               -              0

Year ended December 31, 1996:
 Allowances for doubtful receivables           39,967         91,335                         (63,693)        67,609
 Allowance for inventory obsolescence         978,446              -                        (978,446)             0

Year ended December 31, 1995:
 Allowances for doubtful receivables           64,162         32,016                         (56,211)        39,967
 Allowance for inventory obsolescence         276,469        760,888                         (58,911)       978,446

Year ended December 31, 1994:
 Allowances for doubtful receivables           48,010         26,772                         (10,620)        64,162
 Allowance for inventory obsolescence         179,567        139,433                         (42,531)       276,469

Year ended December 31, 1993:
 Allowances for doubtful receivables          113,330        149,281                        (214,601)        48,010
 Allowances for inventory obsolescence        920,694                                       (741,127)       179,567

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

24.1              Power of Attorney of Walter J. Aspatore*
24.2              Power of Attorney of Richard P. Burkhart*
24.3              Power of Attorney of Jerry A. Dusa*
27                Financial Data Schedule*
--------------------------------------------
* Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended, and incorporated by reference herein.
** Filed herewith.
(1) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-81350, as amended.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.