Form 10-Q
period 1998-09-30
DATA SYSTEMS NETWORK CORP
filed 1998-11-09
CIK 926849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [  ]            NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.01 Par Value - 4,859,224 shares as of November 6, 1998

                        DATA SYSTEMS NETWORK CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED            AUDITED
                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                           1998                1997
                                                                      ---------------     ---------------
               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Notes 2)                                 $    2,431,405      $        5,349
  Investments                                                                      -           6,203,361
  Accounts receivable (net of allowance of $745,435 and $800,000
    at September 30, 1998 and December 31, 1997 respectively).            20,020.435          27,098,823
  Notes receivable                                                           217,901             197,133
  Inventories                                                                752,889             680,673
  Other current assets                                                       254,619             537,781
                                                                      --------------      --------------
     Total current assets                                                 23,677,249          34,723,120

SERVICE PARTS                                                                240,510             320,677

PROPERTY AND EQUIPMENT, net                                                2,682,607           2,583,437

GOODWILL, net                                                              3,041,945           4,072,207

OTHER ASSETS                                                               2,188,312           1,514,125
                                                                      --------------      --------------
TOTAL ASSETS                                                          $   31,830,623      $   43,213,566
                                                                      ==============      ==============


          LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
  Bank line of credit (Note 3)                                        $    8,621,871      $   17,296,558
  Accounts payable                                                        14,186,332          16,220,200
  Accrued liabilities                                                      1,528,992           2,288,198
  Capitalized lease obligation - current portion                              87,387              79,988
  Deferred maintenance revenues                                            2,018,995             927,154
                                                                      --------------      --------------
     Total current liabilities                                            26,443,577          36,812,098


CAPITAL LEASE OBLIGATION - NON CURRENT                                        89,679             157,551


STOCKHOLDERS' EQUITY
  Preferred stock, authorized 1,000,000 shares, none outstanding
  Common stock ($.01 par value; authorized 10,000,000
    shares; issued and outstanding 4,859,224 and 4,857,974 shares
    at June 30, 1998 and December 31, 1997, respectively)                     48,592              48,580
  Additional paid-in capital                                              17,936,219          17,945,606
  Accumulated deficit                                                    (12,687,444)        (11,750,269)
                                                                      --------------      --------------
     Total stockholders' equity                                            5,297,367           6,243,917
                                                                      --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   31,830,623      $   43,213,566
                                                                      ==============      ==============

        See Accompanying Notes to the Consolidated financial Statements.

                        DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                     RESTATED &                                     RESTATED &
                                                 UNAUDITED            UNAUDITED              UNAUDITED               UNAUDITED
                                                   1998             1997 (Note 7)              1998                 1997 (Note 7)
                                             ----------------       --------------         --------------          --------------
REVENUES:
    Net sales                                $    18,258,545        $  15,384,785           $ 52,846,174           $   45,578,983
    Service revenue                                6,123,205            4,774,972             16,681,298               13,133,733
                                             ---------------        -------------          -------------           --------------
      Total revenues                              24,381,750           20,159,757             69,527,472               58,712,716

COST OF REVENUES:
    Cost of sales                                 15,699,190           12,528,210             43,423,438               36,932,821
    Cost of service revenue                        4,733,627            3,658,941             14,211,756               10,859,664
                                             ---------------        -------------          -------------           --------------
       Total cost of revenues                     20,432,817           16,187,151             57,635,194               47,792,485

GROSS PROFIT                                       3,948,933            3,972,606             11,892,278               10,920,231

OPERATING EXPENSES:
    Selling expenses                               2,588,608            2,651,531              7,578,460                7,195,553
    General and administrative expenses            1,167,788              818,152              4,908,937                3,030,659
                                             ---------------        -------------          -------------           --------------
       Total operating expenses                    3,756,396            3,469,683             12,487,397               10,226,212

INCOME (LOSS) FROM OPERATIONS                        192,537              502,923               (595,119)                 694,019

OTHER INCOME (EXPENSES)
    Interest expense                                (197,906)            (358,722)              (614,504)              (1,085,088)
    Interest income                                   16,809              155,577                 99,178                  267,910
    Other income                                     139,780              146,969                254,278                  208,615
                                             ---------------        -------------          -------------           --------------
       Net other (expenses)                          (41,317)             (56,176)              (261,048)                (608,563)

INCOME (LOSS) BEFORE INCOME TAXES                    151,220              446,747               (856,167)                  85,456
FROM CONTINUING OPERATIONS

INCOME TAXES                                               -                    -                      -                        -

NET INCOME (LOSS)                            ---------------        -------------          -------------           --------------
FROM CONTINUING OPERATIONS                   $       151,220        $     446,747          $    (856,167)          $       85,456

DISCONTINUED OPERATIONS (NOTE 4)
LOSS FROM OPERATIONS OF UNS                                -             (214,947)            (1,686,054)                (352,260)

GAIN ON DISPOSAL OF UNS (NOTE 4)                           -                    -             (1,605,304)                       -
                                             ---------------        -------------          -------------           --------------
NET GAIN (LOSS) FROM UNS                                   -             (214,947)               (80,750)                (352,260)

NET INCOME (LOSS)                            $       151,220        $     231,800          $    (936,917)                (266,804)
                                             ===============        =============          =============           ==============

INCOME (LOSS) PER COMMON SHARE                     Basic                  Basic                 Basic                 Basic
                                                   -----                  -----                 -----                 -----
FROM CONTINUING OPERATIONS                   $          0.03        $        0.10          $       (0.18)        $           0.02
                                             ===============        =============          =============           ==============
FROM DISCONTINUED OPERATIONS                 $             -        $       (0.05)         $       (0.01)                   (0.08)
                                             ===============        =============          =============           ==============
NET INCOME (LOSS) PER COMMON SHARE           $          0.03        $        0.05          $       (0.19)        $           0.06
                                             ===============        =============          =============           ==============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                            4,859,224            4,576,883              4,859,224                4,172,219
                                             ===============        =============          =============           ==============


        See Accompanying Notes to the Consolidated Financial Statements.

                        DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                                                                     RESTATED &
                                                                              UNAUDITED               UNAUDITED
                                                                                1998                1997 (NOTE 7 )
                                                                           --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                               $    (936,917)           $    (266,804)
  Adjustments to reconcile net (loss)
    to net cash used in operating activities:
    Depreciation and amortization                                                861,534                  653,435
    Gain on disposal of UNS                                                      866,335                        -
    Changes in assets and liabilities that provided (used) cash, net of effects of discontinued operations:
    Investments                                                                6,203,361                        -
    Accounts receivable                                                        7,078,388              (11,617,008)
    Notes receivable                                                             (20,768)                 (75,499)
    Inventories                                                                  (72,216)                (162,352)
    Other current assets                                                         283,162                  (81,849)
    Service parts                                                                 80,167                  605,000
    Other assets                                                                (674,187)                  73,760
    Accounts payable                                                          (2,033,868)                 354,782
    Accrued liabilities                                                         (759,461)                 153,204
    Deferred maintenance revenues                                              1,091,842                 (464,081)
                                                                           -------------            -------------
      Net cash provided by (used in) operating activities                     11,967,371              (10,827,412)
                                                                           -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net                                    (806,778)                (795,424)
  Redemption of warrants and exercise of stock options, net                          625                8,821,902
                                                                           -------------            -------------
      Net cash provided by (used in) investing activities                       (806,153)               8,026,478
                                                                           -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net current borrowings (repayment) under bank line of credit                (8,674,688)               7,917,337
  Net proceeds (repayment) from capital lease obligation financing               (60,473)                 256,075
                                                                           -------------            -------------
  Net cash provided by (used in) financing activities                         (8,735,161)               8,173,412
                                                                           -------------            -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,426,057                5,372,478

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,349                1,522,434
                                                                           -------------            -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   2,431,406            $   6,894,912
                                                                           =============            =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
          Interest                                                         $     707,113            $     710,980
                                                                           =============            =============
          Income taxes                                                          NONE                     NONE
                                                                           =============            =============


        See Accompanying Notes to the Consolidated Financial Statements.

                        DATA SYSTEMS NETWORK CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1998
                                    UNAUDITED

1. BASIS OF PRESENTATION.

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

The information provided in this report reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for the fair presentation of the Company's financial position as of September 30, 1998, the results of its operations for the three month and nine month periods ending September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION The accompanying consolidated financial statements include the accounts of Data Systems Network Corporation, its 70% - owned subsidiary, Unified Network Services, Inc. ("UNS") from February 1996 through May 31, 1998, (Note 4) and the operation of the Network Systems Group ("NSG") from date of purchase. The principal activities of Data Systems Network Corporation (the "Company") involve the sales of microcomputer and network hardware and software and the performance of maintenance and advance services, such as network management, imaging and systems consulting, to major corporate and state and local government customers in the United States. The Company's corporate headquarters are in Michigan. Additionally, there are two technical centers, one in Michigan and one in North Carolina, and 16 direct sales offices located throughout the United States.

CASH AND CASH EQUIVALENTS includes liquid investments with maturities of three months or less and cash received and deposited into an escrow account. The escrow account was established to receive monies for payment of maintenance services from a single customer. Funds are released to the Company on a monthly basis based upon a predetermined schedule. As of September 30, 1998 there was approximately $829,000 in the escrow account of which $277,600 will be released in the next twelve months.

PRODUCT RETURNS AND SERVICE ADJUSTMENTS are estimated based upon historical data. Actual credits are recorded against the established reserve in the month they are authorized and accepted. The Company's customers have no contractual rights to return products. The Company determines whether to accept product returns on a case by case basis and will generally accept product returns only upon payment of a restocking fee and/or if the products may be returned to the manufacturer. The Company offers no warranty separate from the product manufacturers' warranties. As of September 30, 1998 the Company had recorded a reserve of $500,000 for potential product returns and service adjustments.

EARNINGS (LOSS) PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation; presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. SFAS 128 defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS while giving effect to all dilutive potential common shares that were outstanding. All potential common shares were excluded from the computations of diluted earnings per share for the periods ended September 30, 1998 and 1997 because the effect would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. For the three months ended September 30, 1998 and 1997, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. The Company intends to provide financial and descriptive information about its reportable operating segments to conform to the requirements in its annual financial statements for 1998 and quarterly thereafter.

3. LINES OF CREDIT

As of September 30, 1998, the Company had a credit agreement ("NBD Agreement") with NBD Bank ("NBD"). The Agreement provided for a discretionary line of credit not to exceed $11 million. Borrowing limits under the credit facility were determined based on a collateral formula, which included 80% of qualified trade receivables. Borrowings under the credit agreement bore interest at 2% over NBD prime and had a term extending to September 30, 1998. Previously, the Company had a credit agreement that provided for a revolving line of credit not to exceed $12 million, a discretionary line of credit not to exceed $8 million and a discretionary lease line not to exceed $500,000. Each was collateralized by an interest in the Company's entire accounts receivable, inventory (other than equipment financed through IBM Credit) and equipment.

On September 30, 1998 the Company and Foothill Capital Corporation ("Foothill") entered into a new credit facility ("Foothill Agreement"), replacing in its entirety, the NBD Agreement. The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank prime and have a term extending to September 30, 2001. All monies owed by the Company to NBD were paid on October 1, 1998.

The Company has also entered into a finance agreement with IBM Credit Corporation. As of September 30, 1998, the agreement extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale. Use of this credit line is at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty (30) day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender can terminate this agreement at any time. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The line of credit was fully utilized as of September 30, 1998 and has been included in accounts payable.

4. DISCONTINUED OPERATIONS

During fiscal 1998, the Company decided to sell its large account network management services operation. This business has been accounted for as a discontinued operation. The results of this segment of the business have been excluded from continuing operations in the consolidated statement of operations for all periods presented.

Under the terms of the original 1996 purchase agreement, the minority shareholders of Unified Network Services Inc. ("UNS") elected to exercise a contract option to initiate re-purchase of the UNS subsidiary. The Company's Board of Directors accepted the proposal and adopted a plan to discontinue operations. Effective June 1, 1998, the Company sold its 70% interest in the UNS subsidiary for cash and notes, and discontinued operations in its large account network management business. The net gain upon disposal of the discontinued segment was $1,605,304. The terms of the sale included $7,000 in cash and a note for $3,000,000 that is secured by the stock of UNS. The buyers will also assume the existing liabilities of the subsidiary. The Company has decided to defer the recognition of a gain on sale related to the note until payments on the note begin in 1999.

The Company has restated its prior financial statements to present the operating results of the UNS segment as a discontinued operation. The net assets of UNS amounted to $925,925 and the net liabilities totaled $4,633,049 leaving negative shareholder equity of $3,707,124. Operating results from discontinued operations are as follows:

                                                    1998               1997


        Net Sales                                 $  278,061      $1,155,735
        Cost and Expense:
                Cost of Sales                      1,420,938         942,786
                Selling, General &
                Administrative                       543,177         350,261
                                                 ---------------------------
        Total Cost                                $1,964,115      $1,293,047


         Operating (Loss)                        ($1,686,054)       (137,312)
        Income Tax Credits                              - 0 -          - 0 -
                                                 ---------------------------
        (Loss) from Operations                   ($1,686,054)     $ (137,312)

                                                 ===========================


5. GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 1998 and 1997, the Company incurred losses of $936,917 and $266,804, respectively. The working capital deficiency as of September 30, 1998 was $2,766,328.

The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has successfully negotiated to replace its previously authorized line of credit with its primary lender as discussed in Note 3. Management finalized those negotiations on September 30, 1998, which provide a long-term commitment for line of credit financing through September 30, 2001. Additionally, management continues to consolidate its business operations and stabilize strategic business relationships so the Company can meet its obligations and attain a level of operations that is profitable.

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

A special committee of the outside members of the Company's Board of Directors has investigated the accounting errors and irregularities. All known adjustments to the prior year financial statements have been reflected in the restated 1997 financial statements presented.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and notes thereto included under Item 1. Financial Statements.

RESULTS OF OPERATIONS

REVENUES. For the three months ended September 30, 1998, total revenue increased 20.9% to $24.4 million from $20.2 million for the same period in 1997. For the nine months ended September 30, 1998, total revenue increased 18.4% to $69.5 million from $58.7 million in 1997. These increases were primarily due to organic growth in all regions serviced by the Company. The Company continued to leverage off of the successful expansion into the eastern region of the United States, as well as from increases in government work in Michigan, Florida and Louisiana.

Product sales increased $2.9 million or 18.7% and service revenues increased $1.4 million or 28.2% for the three months ended September 30,1998 compared to the same period in 1997. Service revenues accounted for 25.1% of total revenues during the three months ended September 30, 1998 compared to 23.7% in 1997. For the nine months ending September 30, 1998, service revenue accounted for 24.0% of total revenue, a 1.6% increase in the service to product business mix compared to the same period in 1997. Product sales increased during the quarter primarily due to a significant non-government integration project in the Northeastern Region. The service revenue increases resulted primarily from an increase in specialty services and maintenance revenues from government work. The Company's focus on training, installation and project service revenue continues to improve the balance in the business mix between product and service sales.

A blanket purchase order with the State of Michigan had previously been renewed through September 1998. The Company's sales management team has been meeting with representatives of the State of Michigan and with another of the State's master contract holders, to continue to provide network and maintenance services to the State. Those negotiations have resulted in an agreement, through a third party master-contractor blanket purchase order, to supply the State with network services. Separately, the State of Michigan has extended the Company's maintenance services through March 31, 1999 for company provided services and through, September 30, 1999 for Company sub-contracted third party maintenance service providers. As with all of the Company's service contracts and purchase orders, there can be no assurance that any agreement will continue to be extended or that, if re-bid, the Company would be awarded a new agreement on terms and conditions which are at least as favorable to the Company as any current agreement.


COST OF REVENUES. The total cost of revenues for the three months ended September 30, 1998 increased to 83.8% (of total revenue) from 80.3% in 1997. For the nine months ending September 30, 1998, the total cost of revenues increased to 82.9% from 81.4% in 1997. The cost of service revenues increased to 77.3% (as a percent of service revenue) for the three months ended September 30, 1998 as compared to 76.6% in the same three months in 1997. The increase was due primarily to the Company's continued investment in technical personnel, which increased both pre-sale and post-sale field support cost. Total headcount in technical support has leveled and is consistent with expectations for the anticipated growth in service offerings. The increase in the cost of service revenue for the three months ended September 30, 1998 was also due to the utilization during the period of third party subcontractors to support installations in areas where the Company does not have a physical presence. The cost of product sales increased to 86.0% for the three months ended
September 30, 1998 compared to 81.4% for the same period in 1997. The increase in cost parallels the increase in the product sales revenue, (up over 1997 by $2.9 million), and relates to the non-government project in the Northeast Region. For the nine months ended September 30, 1998, product sales cost declined to 62% of total revenue compared to 63% in the same time period in the prior year. The Company attributes the cost control primarily to the success of its efforts to negotiate discounts from key product suppliers.


OPERATING EXPENSES. As a percent of total sales, selling, general and administrative expense declined to 16% in the three months ended September 30, 1998 when compared to 17% in the same period in 1997. Overall cost control in sales and administration along with decreases in accounting and legal related expenses account for the stabilization. For the nine months ending September 30, 1998, total operating expenses increased slightly to 18.0% from 17.4% of total revenue in 1997. The increase is primarily due to legal and auditing expenses that exceed just over $1.0 million year to date, which were partially offset by cost control in all administrative areas. The extraordinary efforts required to complete year end 1997 and 1996 reporting, cost incurred in connection with the pending shareholder law suits, and bank audit and examination expenses, account for 1.4% of cost as a percent of total revenue.

OTHER (EXPENSE) INCOME. Net other expenses decreased by $14,859 for the three months ending September 30, 1998 and by $347,515 for the nine months ending September 30, 1998 when compared to the same time periods in the prior year. Interest expense accounts for the majority of the decrease, declining $160,816 for the quarter and $470,584 year to date, when compared to the same time period in the prior year. The decrease reflects lower average borrowings in 1998 due to the Company's collection of accounts receivables and repayment of bank indebtedness. The Company continues to manage its working capital needs from ongoing operations.

DISCONTINUED OPERATIONS. Persuant to the terms of the original 1996 purchase agreement, by which the Company acquired Unified Network Services Inc. ("UNS"), the minority shareholders of UNS elected to exercise a contract option to initiate re-purchase of the Company's UNS subsidiary. The Company's Board of Directors accepted the proposal and adopted a plan to discontinue operations. Effective June 1, 1998, the Company sold its 70% interest in the UNS subsidiary for cash and notes and discontinued operations in its large account network management business. The net gain upon disposal of the discontinued segment was $1,605,304. The terms of the sale included $7,000 in cash and a note for $3,000,000, secured by the stock of UNS. The buyers will also assume the existing liabilities of UNS. The Company is deferring the recognition of a gain on sale related to the note until payments on the note begin in 1999.

The Company has restated its prior financial statements to present the operating results of the UNS segment as a discontinued operation. The net assets of UNS amounted to $925,925 and the net liabilities totaled $4,633,049, leaving negative shareholder equity of $3,707,124. The divestiture results in substantial cost savings without significant loss of customer relationships or the ability to deliver specialized technical services in any related area. The Company continues to have a presence in the Raleigh, NC market, and retains ownership of its proprietary remote network management ENCORE(TM) software product.


FINANCIAL CONDITION

As of September 30, 1998, the Company financed its business primarily through funds generated internally through operations trade credit and advances under an $11 million discretionary line of credit with NBD Bank (the "Bank"). The line of credit was secured by substantially all of the Company's assets, with the exception of those inventory assets acquired under the Company's credit line with IBM Credit Corporation, and was due on demand by the Bank. The term of the agreement extended to September 30, 1998, and could be terminated at any time by the Company or the Bank. The agreement contained certain financial ratio covenants requiring the Company's receivables to be genuine and free of all other encumbrances and required the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. As of September 30, 1998, the line of credit bore interest at prime rates plus 2.0%. Borrowing under the line of credit was determined based on a collateral formula. As of September 30, 1998, the formula would have permitted borrowings of up to $11.5 million, of which $8.6 million was outstanding.

On September 30, 1998 the Company and Foothill Capital Corporation ("Foothill") entered into a new credit facility ("Foothill Agreement"), replacing in its entirety, the existing credit agreement with NBD. The Foothill Agreement provides for an initial revolving credit facility line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line of credit to $20 million anytime during the term of the Foothill Agreement. Borrowing limits under the credit facility are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the credit agreement bear interest at 1% over the Norwest Bank prime rate and have a term extending to September 30, 2001. All monies owed by the Company to NBD were paid on October 1, 1998 using borrowings under the Foothill Agreement.

The secured financing agreement with IBM Credit Corporation continues to offer thirty days interest free financing up to $2.0 million on certain products purchased by the Company for resale. As of September 30, 1998, the IBM Credit Corporation line of credit was fully utilized and is reflected in the total accounts payable balance.

For the nine months ended September 30, 1998, the Company increased cash and cash equivalents by approximately $2.4 million primarily due to the $7.1 million decrease in accounts receivable and the liquidation of $6.2 million of investments. The increase was partially offset by the $8.7 million decrease in line of credit borrowings and the $2.7 million decrease in accounts payable and accrued liabilities. Working capital deficiency as of September 30, 1998 was $2.8 million compared to a working capital deficiency of $2.5 million at June 30, 1998. The slight change was due to an increase in the line of credit outstanding, which resulted form the payoff of all NBD Bank indebtedness, and an increase in the deferred revenue, which reflects a future benefits. The increase in liabilities was offset by a $1.2 million increase in accounts receivable.

The Company believes that the combination of present cash balances, future operating cash flows, and credit facilities will be adequate to fund the Company's currently anticipated internal growth and current short and long term cash flow requirements.


YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase I is expected to be completed by December 31, 1998. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by early 1999. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications,
(2) customer relationships and equipment applications and (3) third-party consultant and vendor relationships.

The Company, in accordance with Phase I of the program, is in the process of conducting an internal review and inventory of all systems (including information technology and non-information technology systems), and contacting all critical suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are not Y2K compliant but were already scheduled for replacement by early 1999. In the customer and equipment area, the Company is in the process of identifying areas of exposure. The Company has completed its Phase I assessment of its non-information technology systems and does not believe it will incur significant costs remediating those systems for Y2K compliance. In the third-party consultant and vendor area, the Company has contacted most of its major third parties. Most of these parties state that they intend to be Y2K compliant by 2000. Additionally, the Company has included Y2K requirements on all purchase orders issued to vendors and further, has included a Y2K disclaimer on all customer invoices.

The Company believes it will cost approximately $200,000 to replace the core financial and reporting systems and has identified the potential for 1,000 man hours of work to bring the remaining systems network, financial and informational system applications into compliance at an estimated cost of $100,000. Because of the Company's expertise in this area, internal personnel will undertake the majority of the work and expects approximately one-half of the cost to be incurred in 1998 and the remainder in 1999. The Company has yet to determine what costs, if any, will be incurred in connection with the customer and equipment area and the third party consultants and vendor area.

The Company believes that its most reasonably likely worst case Y2K scenario, is that certain vendors fail to supply the Company with products that are Y2K compliant, which are then sold to the Company's customers, or, certain vendors are unable to provide the Company with needed products or services due to the failure of the vendor to be Y2K compliant. In such cases, the Company plans to use its expertise in this area to work with its customers to provide Y2K remediation and seek out alternative Y2K compliant vendors. It is uncertain how the Company might be effected by the occurrence of its most reasonable likely worst case scenario. However, in the event of such an occurrence, the Company's revenue, net income or financial condition could be materially adversely effected. The Company is continuing to review contingency plans to evaluate Y2K business interruption scenarios, but has not established a timetable for completion of a formal plan.

FORWARD-LOOKING STATEMENT

The foregoing discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934, and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the failure of the Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company has recently begun to operate, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the impact of undetected errors or defects associated with year 2000 date functions on the Company's operations or unanticipated costs of Year 2000 remediation, the relative uncertainties in the market direction of emerging technologies, the ability of the Company to recruit and retain qualified personnel and the potential loss of key personnel within the new regions, the Company's ability to retain its commercial and governmental contracts, and a lack of market acceptance of the Company's products and services.


PART II      OTHER INFORMATION

ITEM 1 - Legal Proceedings

Class Action Litigation
As initially reported in the Company's annual report on Form 10-K, filed on April 15, 1998, and subsequently updated by the Company's quarterly reports on Form 10-Q, as amended, on or about February 26, 1998, Plaintiff Tony DiFatta filed civil action, Case No. 98CV70854 DT (the "DiFatta Complaint"), in the United States District Court for the Eastern District of Michigan, Southern Division, against the Company and individual defendants Michael W. Grieves and Philip M. Goy. Mr. DiFatta seeks to represent a class of all purchasers of the Company's stock on the open market between March 5, 1997 and February 24, 1998, excluding the individual defendants and any officer, director or control person of the Company and members of their immediate families. The DiFatta Complaint alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. Sections 78j(b) and 78t(a), and SEC Rule lOb-5, through nondisclosure and misrepresentations of information concerning the Company's financial results and future prospects. In particular, DiFatta claims that press releases and SEC filings by the Company were materially false and misleading in that they overstated revenues and earnings for the year and quarter ended December 31, 1996, and for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 due to accounting irregularities.

On or about March 17, 1998, Plaintiff Jeffrey P. Emrich filed civil action, Case No. 98CV1223 DT (the "Emrich Complaint"), in the United States District Court for the Eastern District of Michigan, Southern Division, against the Company and individual defendants Grieves and Goy. On or about April 17, 1998, Plaintiff David L. Ronick filed a civil action, Case No. 98-71644 DT (the"Ronick Complaint") in the same court against the Company and individual defendants Grieves, Goy, Walter J. Aspatore and Jerry A. Dusa. The Emrich Complaint and the Ronick Complaint each seek to certify an essentially identical class of purchasers of the Company's stock as the class proposed in the DiFatta Complaint, and present essentially identical claims.

On or about June 10, 1998, the DiFatta, Emrich and Ronick actions were consolidated for all purposes under the caption In Re: Data Systems Network Corporation Securities Litigation, Case No. 98-70854.

On or about July 10, 1998, Plaintiffs in the consolidated action filed a consolidated complaint in lieu of the previously filed complaints, against the Company and individual defendants Grieves and Goy, seeking to represent a class of purchasers of the Company's stock between May 15, 1996 and February 24, 1998. Since the filing of the consolidated complaint, the parties have been engaged periodically in settlement discussions. The Company, however, can provide no assurance and makes no representation that these discussions will ultimately result in the settlement of this matter.

Securities and Exchange Commission Investigation
On or about October 29, 1998, the Securities and Exchange Commission ("SEC") informed the Company that it is conducting a formal private investigation of the accounting irregularities experienced by the Company in fiscal years 1996 and 1997. This inquiry is ongoing, and the Company is cooperating with the SEC and providing information as requested.


ITEM 5 - Other Information

Board of Director Change
By letter dated September 9, 1998, Jerry A. Dusa, Outside Director of the Company, resigned from the Board of Directors. Mr. Dusa sighted personal reasons for his decision and sighted no disagreement with the Company on any matter relating to the Company's operating policies or practices as the basis for his action.


ITEM 6 - Exhibits and Reports on Form 8-K

 (a)       EXHIBITS

 10. Loan and Security Agreement between the Company and Foothill Capital Corporation dated September 30, 1998.

 27.       Financial Data Schedule

 (b) REPORTS ON FORM 8-K The following filings occurred during the third quarter of 1998:

                Date                      Information  Reported

                July 31, 1998             Items 5 and 7

       No financial statements were filed with these Reports on Form 8-K.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Data Systems Network Corporation

    November 9, 1998          /s/ John 0. Lychos, Jr. --------------------------
                              John 0. Lychos, Jr.
                              Vice President - Finance,
                              Treasurer and Chief Financial Officer
                              (principal financial officer)

    November 9, 1998          /s/ Michael W. Grieves --------------------------
                              Michael W. Grieves
                              President and Chief Executive Officer
                              (duly authorized officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.                   DESCRIPTION
------- ---                   -----------

    10. Loan and Security Agreement between the Company and Foothill Capital Corporation dated September 30, 1998.

    27.                  Financial Data Schedule