Form 10-K
period 1998-12-31
DATA SYSTEMS NETWORK CORP
filed 1999-03-31
CIK 926849

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      For the year ended December 31, 1998
                         Commission-File Number: 1-13424

                        DATA SYSTEMS NETWORK CORPORATION
             (Exact name of Registrant as specified in its charter)

           Michigan                                     38-2649874
(State or other jurisdiction of                   (IRS Employer I.D. No.)
incorporation or organization)

           34705 West Twelve Mile Road, Suite 300
           Farmington Hills, Michigan                       48331
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates(4,174,224 shares) on March 1, 1999 was $8,348,448. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding shares of common stock are assumed to be affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 4,859,224 shares of Common Stock outstanding as of March 1, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

ITEM 1.        BUSINESS.

RECENT DEVELOPMENTS

               On February 1, 1999, Data Systems Network Corporation (the "Company") announced that a definitive merger agreement was signed with Alydaar Software Corporation doing business as Information Architechs (Nasdaq/NMS:
"ALYD") of Charlotte, North Carolina. Under the terms of the agreement, approved by the Board of Directors of both companies, Alydaar will exchange 1.6 million shares of its common stock for all outstanding shares of the Company's stock. Alydaar is listed on the NASDAQ and had a closing stock price on March 12, 1999 of $8.125 per share.

               On February 17, 1999, the Company announced that it had agreed to a stipulation of settlement of the consolidated securities class action lawsuits filed in 1998 (See Item 3 - "Legal Proceedings"). The stipulation of settlement has been filed in federal court in Detroit, Michigan. Although the court gave preliminary approval for the proposed settlement, it is subject to the courts' later determination of the settlement's fairness at a hearing currently set for May 12, 1999. Under the terms of the proposed settlement, and subject to various conditions, the Company will create a gross settlement fund valued at approximately two million dollars. The fund will benefit a settlement class of purchasers who bought the Company's stock during the period from May 16, 1996 through February 24, 1998. The fund will be comprised of $900,000 provided by the Company's insurer, and, at the defendant's option, either 650,000 shares of the Company's common stock or an additional $1.1 million. In agreeing to the proposed settlement, the Company and individual defandants have made no admission of any wrongdoing. The class action lawsuit stems from the Company's announcement in the first quarter of 1998, that it had discovered accounting irregularities which it believed resulted in an overstatement of certain previously released earnings. The Company's independent auditors issued a letter withdrawing their report on the audited financial statements for the years ended December 31, 1995 and 1996, and the Company's treasurer and chief financial officer resigned. A special committee of the outside members of the Company's Board of Directors has investigated the matter. As a result of the stipulation of settlement, the Company has accrued approximately $1.8 million as the estimate of the liability.

GENERAL

             The Company, incorporated in Michigan in 1986, provides computer network integration and data management services in the distributed computing marketplace. The Company's broad array of services includes designing, installing, and managing networks of personal computers, workstations and mainframes linked with communications hardware and software and peripheral equipment, selling network components, training users and administrators of networks and providing technical, expansion and maintenance services. Marketing efforts are directed at state and local governments, Fortune 1000 and middle market corporations, and institutional users such as hospitals and universities.

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

             In February 1996, the Company acquired 70% of the common stock of Unified Network Services, Inc. ("UNS"), a start-up network management operation based in Raleigh, North Carolina. The Company also acquired the Network Systems Group ("NSG") of SofTech, Inc. in September 1996 for 540,000 shares of the Company's Common Stock and $890,000 in cash. From September 1996 through December 1997, the Company opened over 10 new locations in the eastern, mid-Atlantic, and southern areas of the United States. During 1998, the Company consolidated sales offices in various locations and sold its interest in UNS, effective June 1, 1998.

PRODUCTS AND SERVICES

               The Company's principal business is to provide computer network services and products that allow companies to control their complex distributed computing environments. Such services include the design, sale and service of local area networks ("LANs") and wide area networks ("WANs") . The Company generates revenues by providing consulting and network installation services, selling add-on hardware components to existing clients and providing after-installation service and support, training services and network management services. The Company is an authorized dealer, reseller or integrator for the products of many major vendors, including, but not limited to: Compaq, Sun Microsystems, Dell, Bay Networks, Hewlett-Packard, Novell, Microsoft, Cisco, Meridian Data, 3COM, Intel, and Oracle. The Company has developed applications for remote network management and sells private label computer systems, primarily to state governments. In addition, the Company provides application development services in database development, Year 2000 remediation, and imaging systems.

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

               Equipment is generally sold by the Company in conjunction with its higher margin network engineering services. These services include design, consulting, installation, and network administration for both LANs and WANs. The Company provides turnkey implementation and support services and, for some customers, on-site support personnel who work in conjunction with the customer's personnel on a continuous basis.

               The Company also provides on-going technical and maintenance support through a variety of service programs tailored to fit each specific customer's service needs and budget. These programs include a two-hour response service for critical network components and help desk and dispatch services. The Company generally passes through warranties provided by manufacturers to the purchaser. The Company offers no warranty separate from manufacturers' warranties.

MARKETING AND CUSTOMERS

             The Company markets its products and services through its internal sales force. The Company has sales and service personnel in the following states: Connecticut, Florida, Illinois, Kentucky, Louisiana, Massachusetts, Michigan, New Jersey, New York, North Carolina, and South Carolina. The Company has no retail sales outlets and has no intention of entering the retail market.

             Marketing efforts are directed at state and local governments, Fortune 1000 and middle market corporations and institutional users such as hospitals and universities. Current marketing efforts are generally focused on customers located in the states in which the Company has offices.

             The State of Michigan accounted for approximately 29% of the Company's revenues in 1998 and 1997. Purchases by agencies of the State of Michigan were made pursuant to a blanket agreement, which expired in September 1998. The Company continues to provide network services to the State of Michigan through a third-party master contractor blanket purchase order. Separately, the State of Michigan extended the Company's maintenance services contract through March 31, 1999 for Company provided services and through September 30, 1999 for Company sub-contracted third party maintenance service providers. As with all of the Company's service contracts and purchase orders, there are no assurances that any contract can be extended further or that, if re-bid, the Company will be awarded a new agreement under the same terms and conditions.

             During 1998, the State of New York accounted for 12% of the Company's revenues. The Company was awarded a three-year contract, renewable in one year increments, to provide system peripheral equipment. The first year expires on May 6, 1999. The Company is also the authorized reseller of Novell and Bay Systems products and software to the State of New York.

VENDORS

             The Company purchases the microcomputers and related products it sells directly from manufactures and indirectly through distributors such as Inacom Corporation and Ingram Micro Corporation. In general, the Company must be authorized by a vendor in order to sell its products, whether the products are purchased from distributors or directly from manufacturers. The Company is an authorized reseller for microcomputers, workstations, and related products of over

50 manufacturers. Sales by the Company of products manufactured by Compaq, Hewlett-Packard, Sun Microsystems, Bay Networks, Dell, and IBM accounted for between 40% and 50% of revenues during each of the last three fiscal years. However, sales of commodity products, such as IBM and Dell, have substantially declined over this period. Typically, vendor agreements provide that the Company has been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days' notice or immediately upon the occurrence of certain events, and are subject to periodic renewal. The loss of a major manufacturer or the deterioration of the Company's relationship with a major manufacturer could have a material adverse effect on the Company's business as certain product offerings that are requested by customers would not be available to the Company.

             The Company determines whether to purchase products from distributors or directly from manufacturers by surveying prices and product availability among the manufacturers and the distributors with whom it has contractual relationships. Distributors, which purchase products in large quantities, often are able to offer a better price on products due to volume discounts granted by manufacturers. The Company's agreement with Ingram Micro, through which it made 9.7% of its product purchases in 1998, provides competitive pricing, inventory and asset management terms and conditions. The loss of all of the Company's relationships with distributors would result in higher product prices to the Company and potentially reduce the Company's profit margins. The Company believes however, that the loss of its relationship with any particular distributor would not have a material adverse effect on the Company 's results of operations or financial condition due to the availability of other sources of supply. As is customary in the industry, the Company does not have any long-term agreements or commitments, because competitive sources of supply are generally available for such products.

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

             Many competitors are larger than the Company and have significantly greater financial, marketing and human resources, and geographic coverage. The Company believes that it can compete against these competitors on the basis of its extensive experience in the network integration and management market, authorization to sell a broad range of products and established infrastructure.

EMPLOYEES

             As of December 31, 1998, the Company employed 204 persons, 41 of who were sales personnel, 129 of who were service personnel and the remainder of whom were administrative or management personnel. The Company's employees have no union affiliations and the Company believes its relationship with its employees is good.

ITEM 2.        PROPERTIES.

             The Company's corporate headquarters are located in Farmington Hills, Michigan, in a leased facility consisting of approximately 12,555 square feet of office space rented under a lease expiring in November 2002. The Company also leases two technical facilities. One is located in Farmington Hills, Michigan in a facility with approximately 7,000 square feet rented under a lease expiring in March 2003. The other is located in Raleigh, North Carolina in a facility with approximately 27,300 square feet rented under a lease expiring October 2001. The Company is evaluating the Raleigh facility and is in the process of sub-leasing approximately half of the space. The Company also has two telephone "help desk" centers. The Grand Rapids, Michigan facility is approximately 7,518 square feet and is rented under a lease expiring in April 1999. The second facility, located in Baton Rouge, Louisiana, which is part of the State of Louisiana maintenance contract, is located in a facility with 8,200 square feet rented under a lease expiring in November 1999.

         The Company also leases direct sales offices totaling approximately 26,000 square feet under leases with terms of one to five years, in 11 locations in the United States. The Company believes that its existing facilities and offices and additional space available to it are adequate to meet its requirements for its present and reasonably foreseeable needs.

ITEM 3.        LEGAL PROCEEDINGS.

Class Action Litigation

         As initially reported in the Company's 1997 annual report on Form 10-K, and subsequently updated by the Company's quarterly reports on Form 10-Q, as amended, on or about February 26, 1998, plaintiff Tony DiFatta filed civil action, Case No. 98CV70854 DT (the "DiFatta Complaint"), in the United States District Court for the Eastern District of Michigan, Southern Division, against the Company and individual defendants Michael W. Grieves and Philip M. Goy. Mr. DiFatta sought to represent a class of all purchasers of the Company's stock on the open market between March 5, 1997 and February 24, 1998, excluding the individual defendants and any officer, director or control person of the Company and members of their immediate families. The DiFatta Complaint alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. Sections 78j(b) and 78t(a), and SEC Rule l0b-5, through nondisclosure and misrepresentations of information concerning the Company's financial results and future prospects.

In particular, DiFatta claims that press releases and SEC filings by the Company were materially false and misleading in that they overstated revenues and earnings for the year and quarter ended December 31, 1996, and for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 due to accounting irregularities.

         On or about March 17, 1998, plaintiff Jeffrey P. Emrich filed civil action, Case No. 98CV1223 DT (the "Emrich Complaint"), in the United States District Court for the Eastern District of Michigan, Southern Division, against the Company and individual defendants Grieves and Goy. On or about April 17, 1998, plaintiff David L. Ronick filed a civil action, Case No. 98-71644 DT (the"Ronick Complaint") in the same court against the Company and individual defendants Grieves, Goy, Walter J. Aspatore and Jerry A. Dusa. The Emrich Complaint and the Ronick Complaint each sought to certify an essentially identical class of purchasers of the Company's stock as the class proposed in the DiFatta Complaint, and present essentially identical claims. On or about June 10, 1998, the DiFatta, Emrich and Ronick actions were consolidated for all purposes under the caption In Re: Data Systems Network Corporation Securities Litigation, Case No. 98-70854.

         On or about July 10, 1998, plaintiffs in the consolidated action filed a consolidated complaint in lieu of the previously filed complaints against the Company and individual defendants Grieves and Goy, seeking to represent a class of purchasers of the Company's stock between May 15, 1996 and February 24, 1998.

         On February 17, 1999, the Company announced that it had agreed to a stipulation of settlement of the consolidated complaint. The stipulation of settlement has been filed in federal court in Detroit, Michigan. Although the court gave preliminary approval for the proposed settlement, it is subject to the court's later determination of the settlement's fairness at a hearing currently set for May 12, 1999. Under the terms of the proposed settlement, and subject to various conditions, the Company will create a gross settlement fund valued at approximately two million dollars. The fund will benefit a settlement class of purchasers who bought the Company's stock during the period of May 16, 1996 through February 24, 1998. The fund will be comprised of $900,000 provided by the Company's insurer, and, at the defendants' option, either 650,000 shares of the Company's common stock or an additional $1.1 million. In agreeing to the proposed settlement, the Company and individual defendants made no admission of any wrongdoing. As a result of the stipulation of settlement, the Company has accrued approximately $1.8 million as the estimate of the liability.


Securities and Exchange Commission Investigation

         On or about October 29, 1998, the Securities and Exchange Commission ("SEC") informed the Company that it is conducting a formal private investigation of the accounting irregularities experienced by the Company in the fiscal years 1996 and 1997. This inquiry is ongoing, and the Company is cooperating with the SEC and providing information as requested.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ending December 31, 1998.

                                     PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

  As of December 31, 1998 the Company's Common Stock was traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "DSYS." During the year, the Company was also listed on the Nasdaq SmallCap Market (symbol "DSYS") and on the Pacific Stock Exchange ("PSE") under the symbol "DSY." Due to late SEC filings and other related issues experienced during the first two quarters of 1998, the Company was de-listed from Nasdaq and the PSE. The high and low sales prices for the Common Stock on the Nasdaq SmallCap Market and the OTC Bulletin Boards during the period from January 1, 1997, through the end of 1998 are set forth in the following table.


    1997                          High                         Low
-----------                      ------                       -----
1st Quarter                      $10.25                       $7.00
2nd Quarter                      $14.00                       $6.88
3rd Quarter                      $16.88                       $9.38
4th Quarter                      $15.25                       $8.75

    1998                          High                         Low
-----------                      ------                       -----
1st Quarter                      $14.75                       $5.50
2nd Quarter                      $ 7.25                       $0.50
3rd Quarter                      $ 3.88                       $0.25
4th Quarter                      $ 2.41                       $0.75


                  As of March 22, 1999 the approximate number of record holders and beneficial owners of the Company's Common Stock was 2,500, based upon securities position listings information available to the Company and the records of the Company's transfer agent.

                  The Company has never declared or paid any dividends on its capital stock. The Company does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant. The Company's primary lender, Foothill Capital Corporation, must also approve any dividend distribution.

ITEM 6.      SELECTED FINANCIAL DATA

             The following is a summary of selected financial data of the Company as of, and for each of the five years ended December 31, 1998. The historical financial data has been derived from the Company's audited consolidated financial statements for all years presented except for 1995, which remains unaudited. The selected financial data as of and for the years ended December 31, 1995 and 1994 are derived from audited consolidated financial statements of the Company which are not included in this report. The data presented below should be read in conjunction with the financial statements and notes thereto. It should also be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

STATEMENT OF OPERATIONS DATA:

                                                           (in thousands except per share data)
                                                           (Restated)  (Restated)   (Unaudited)
                                                 1998         1997         1996         1995         1994
                                               --------     --------     --------     --------     --------
Total revenues ............................    $ 85,323     $ 85,997     $ 32,577     $ 30,506     $ 22,870
        Cost of revenues (1) ..............      71,238       73,516       27,616       27,933       19,572
                                               --------     --------     --------     --------     --------
Gross Profit ..............................      14,085       12,481        4,961        2,573        3,298
        Operating expenses ................      15,673       16,149        8,211        3,228        2,725
        Other expenses ....................       2,111          749          185          280          864
                                               --------     --------     --------     --------     --------
Loss before extraordinary item
  and discontinued operations .............      (3,699)      (4,417)      (3,435)        (935)        (291)
Extraordinary item (2) ....................        --           --             75          322         --
                                               --------     --------     --------     --------     --------

Loss before discontinued operations .......      (3,699)      (4,417)      (3,360)        (613)        (291)

Discontinued Operations (3)
        Loss from Operations of UNS .......      (1,686)        (557)        (481)        --           --
        Gain on Disposal of UNS ...........         706         --           --           --           --
                                               --------     --------     --------     --------     --------

Net Loss ..................................    $ (4,679)    $ (4,974)    $ (3,841)    $   (613)    $   (291)
                                               ========     ========     ========     ========     ========
Net loss per common share-basic and
  diluted .................................    $  (0.96)    $  (1.15)    $  (1.41)    $  (0.24)    $  (0.22)
                                               ========     ========     ========     ========     ========

Weighted average common shares
        Shares outstanding (4) ............       4,859        4,324        2,719        2,560        1,328
                                               ========     ========     ========     ========     ========

Balance Sheet Data:

                                                        (in thousands except per share data)
                                                        (Restated)   (Restated)  (Unaudited)
                                              1998         1997         1996         1995         1994
                                            --------     --------     --------     --------     --------
Total assets ...........................    $ 22,466     $ 45,082     $ 20,565     $ 11,938    $ 11,175
Working capital (deficiency) ...........      (5,156)      (2,371)      (6,073)       2,040       3,043
Current liabilities ....................      20,896       36,659       18,504        8,361       6,359
Liabilities from Discontinued
  Operations ...........................        --          2,021        1,945         --          --
Long term debt .........................        --           --             75          100         234
Stockholder's equity ...................       1,571        6,244        2,396        3,477       4,581

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effect of accounting changes in policies and estimates which are related to and consistent with the restatement of prior financial statements.

(2) See "Note K of Notes to Consolidated Financial Statements" for a discussion of the effect of the Company's 1996 and 1995 gains on extinguishment of debt.

(3) See "Note D of Notes to Consolidated Financial Statements" for a discussion of discontinued operations.

(4) Amounts in 1994, 1995, and 1996 do not include 300,000 issued and outstanding shares of the Company's common stock which were placed in escrow at the closing of the Company's initial public offering and released from escrow in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the financial results for the three year period ending December 31, 1998 and should be read in conjunction with the Company's financial statements and notes thereto.

               The following discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These risks may include the continuation of current favorable economic conditions, the failure of the Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company has recently begun to operate, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the impact of undetected errors or defects associated with year 2000 date functions on the Company's current products and internal systems, the willingness of the Company's bank lender to continue to lend under its current credit facility or the Company's ability to secure alternative working capital financing, the relative uncertainties in the market direction of emerging technologies, the potential loss of key personnel, the Company's ability to retain its commercial and governmental contracts, the potential lack of market acceptance of the Company's products and services, and the approval of Alydaar regarding certain operating conditions as detailed in the Plan of Merger.

                              RESULTS OF OPERATIONS

         A significant part of a competitive strategy adopted by the Company in 1997 was to focus the Company's resources in two areas: accelerating the Company's growth rate, and expanding its network management support services offerings.

         For the periods indicated, the following table sets forth selected items from the Company's Consolidated Statements of Operations included in this Report, expressed as a percentage of total revenues:

                                             YEAR ENDED DECEMBER 31,

Revenues:                                       1998          1997            1996
                                               ------        ------          ------
              Product revenue                   74.5%         78.9%           82.2%
              Service revenue                   25.5%         21.1%           17.8%
                                               ------        ------          ------
                            Total revenues     100.0%        100.0%          100.0%

Cost of Revenues:
              Cost of products                  61.2%         68.9%           71.1%
              Cost of services                  22.3%         16.6%           13.7%
                                               ------        ------          ------
                    Total cost of revenues      83.5%         85.5%           84.8%

                              Gross Profit      16.5%         14.5%           15.2%

Operating expense                               18.4%         18.8%           25.2%
Other income(expense)                           (2.5%)        (0.9%)          (0.6%)
                                               ------        ------          ------

Loss before extraordinary item
and discontinued operations                     (4.4%)        (5.2%)         (10.6%)

Extraordinary item                              --            --               0.2%
                                               ------        ------          ------
Loss before discontinued operations             (4.4%)        (5.2%)         (10.4%)

Discontinued Operations:
     Loss from operations of UNS                (2.0%)        (0.6%)          (1.4%)
     Gain on disposal of UNS                     0.8%         --              --
                                               ------        ------          ------
Net Loss                                        (5.6%)        (5.8%)         (11.8%)
                                               ======        ======          ======

                          YEAR ENDED DECEMBER 31, 1998
                    COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES.

         The Company's total revenues declined slightly to $85.3 million in 1998, compared to $86.0 million in 1997. The decline (0.8%) is the net effect of the termination of a specific product sales contract offset by the Company's organic growth in service sales and in the eastern region of the United States.

         The Company's product sales component of the business declined from $67.8 million in 1998 to $63.5 million in 1997 due primarily to the completion and expiration on September 30, 1998, of the Company's master contractor purchase order with the State of Michigan. Product sales to the State were made under that agreement. The State continues to buy network services and service maintenance contracts from the Company. Of the $4.3 million decline in product sales, approximately $3.8 can be attributed to the completion of the State of Michigan agreement. The remainder of the decline in product sales is due to management's continued focus on new account penetration through the offering of advanced services, including network management services. The Company's shift in emphasis to service sales from product sales is due to the expectation of high margins generally associated with sales of technical services.

         Service revenues increased 20.1% to $21.8 million in 1998 from $18.1 million in 1997. Service sales accounted for 25.5% of total revenue in 1998 versus 21.1% in 1997. This increase is primarily due to the allocation of additional resources to further develop the Company's capabilities to deliver advanced services.

COST OF REVENUES.

         The decline in cost of revenues in 1998 is consistent with the reduction in product sales due to the termination of the Sate of Michigan master contractor purchase order and the shift to service revenue. Management refocused the Company's business in conjunction with these changes by shifting resources away from the lower margin direct product component of the Company, in favor of the higher returns expected from advanced service and network management offerings. Primarily as a result of this activity, cost of revenues decreased to 83.5% of total revenues in 1998 from 85.5% of total revenues in 1997.

         Cost of product revenue decreased as a percentage of total revenues to 61.2% in 1998 from 68.9% in 1997. Certain software purchases in support of maintenance contracts were reclassified as cost of services versus cost of products. This change, along with the decline in product revenue, accounts for the reduction in the cost of product revenue. Product revenue gross margins increased to 17.8% in 1998 versus 12.7% in 1997. The Company has been more selective in pricing large projects and believes that the increase in product gross margin is reflective of the strategic shift away from low margin sales.

         Cost of service revenue increased to 22.3% of total revenues in 1998 from 16.6% of total revenues in 1997 due to the significant increase in total service revenues and reclassification of software costs that are more closely related to service revenue. Additionally, as a result of the Company's decision to move towards a higher mix of service sales, the Company increased its technical personnel to assist the sales effort with specialized internal resources. By providing in-house technical resources to support revenue growth, the Company increased expenditures in third party consultants and technicians to support existing contracts.

                Overall, gross profit margins increased $1.6 million or 12.9% over 1997. Gross margin in 1998 was 16.5% versus 14.5% in 1997. To maintain its strategic direction, emphasizing a shift towards higher margin service sales, the Company expects to continue to invest resources in technical personnel, hardware, software and processes, subject to working capital constraints.

OPERATING EXPENSES.

                Operating expenses decreased to 18.4% of total revenues in 1998 from 18.8% of total revenues in 1997. Sales expenses decreased to 11.2% of total revenues in 1998 versus 12.0% of total revenues in 1997. General and administrative expense increased to 7.2% of total revenues in 1998 from 6.8% of total revenues in 1997. Overall, operating expenses declined due to cost controls and overhead reductions put in place during 1998. Specifically, sales offices in Atlanta, GA, Charlotte, NC, Greensboro, NC, Pittsburgh, PA and Dallas, TX were closed or consolidated into other more strategically located offices. Administrative and other overhead reductions were completely offset by the additional expenditures necessary to address legal and auditing issues. The non-recurring legal, auditing, and professional fees exceeded just over $1.0 million during 1998. These expenses related to the extraordinary efforts required to complete the Company's year-end 1997 and 1996 reporting, the class action lawsuits, and bank audit and examination expenses. All totaled, these matters account for 1.2% of total revenue.

OTHER EXPENSES.

                Other expense increased in 1998 due primarily to the recognition of $1.8 million of liability associated with the proposed stipulation of settlement of the Company's shareholder class action lawsuit. The Company established an accrual for the estimated fair market value of the shares of the Company's common stock that will be contributed into the gross settlement fund, See "Item 3 - Legal Proceedings." Other expenses, net of the shareholder lawsuit accrual, declined to $.3 million from $.8 million in 1997. The decrease was due to a $.8 million decrease in interest expense due primarily to the Company's success at negotiating more advantageous payment terms with its key vendors and overall reductions in the Company's bank borrowings.

DISCONTINUED OPERATIONS.

                  Pursuant to the terms of the original 1996 purchase agreement by which the Company acquired Unified Network Services Inc. ("UNS"), the minority shareholders of UNS elected to exercise a contract right to initiate re-purchase of the the stock of UNS owned by the Company. The Company's Board of Directors accepted the proposal and adopted a plan to discontinue operations. Effective June 1, 1998, the Company sold its 70% interest in the UNS subsidiary for cash and notes and discontinued operations in its large account network management business. The terms of the sale included $7,000 in cash and a note for $3,000,000, secured by the stock of UNS. The buyers also assumed the existing liabilities of UNS. The Company is deferring the recognition of a gain on sale related to the note until payments on the note begin in 1999. The gain upon disposal of the discontinued segment was $705,742 which is net of an allowance of $3,000,000 due to the uncertainty of the buyers ability to pay the note. The gain is also net of additional allowances of $614,000 and $375,000, due to the uncertainty of the buyers ability to pay back advances made by the Company for working capital and payment of certain assumed liabilities.

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

                          YEAR ENDED DECEMBER 31, 1997
                    COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES.

               The Company's total revenues rose by 164.0% to $86.0 million in 1997, compared to $32.6 million in 1996. This was primarily due to the full year impact of the Company's acquisition of NSG (which was acquired in September
1996) and, to a lesser extent, due to the expansion into the eastern region of the United States. The NSG acquisition resulted in the assignment of the State of Michigan contract that directly contributed approximately 29% of 1997 total revenues.

               The Company's product sales component of the business grew 153.3%, or $41.1 million, to $67.9 million in 1997. Service revenue grew 213.3% as management continued to focus on new account penetration through the offering of advanced services in conjunction with product sales. The Company was able to secure certain product sales by leveraging its strategic vendor alliances and partnering with these vendors in manufacturer direct sales efforts. Product sales leveled out on a year to year basis as the Company continued its strategic shift towards increasing the higher margin service revenue. As a result of the Company's comprehensive accounting review and year-end audit, a number of adjustments were made which negatively affected the results for 1997 and 1996. These adjustments included a general reserve against total sales for credit memos and sales allowances of $.5 million in 1997, which was established to consistently account for customer returns on a year to year basis.

               Service revenues increased $12.4 million, to $18. 2 million in 1997 and accounted for 21.1% of total revenues, compared to 17.8% in 1996. This increase was primarily due to the allocation of additional resources to further develop the Company's capabilities to deliver advanced service and remote and on site network management offerings.

COST OF REVENUES.

               Cost of product sales decreased as a percentage of total revenues to 68.9% in 1997 compared to 71.1% in 1996. This decrease was primarily due to the Company's continued focus on larger project installation sales and strategic vendor pricing due to volume purchases, as well as its 1996 addition of private label computer products and application development. Cost of product sales increased in 1997 by $2.2 million, and in 1996 by $2.6 million, due to adjustments to inventory and service parts inventory made pursuant to the Company's accounting review and year-end audit. These adjustments relate to obsolescence and the reconciliation of the book to physical and the restatement to lower of cost or market. The total cost of sales as a percentage of total sales revenue for 1997 was 85.5% compared to 84.8% in 1996.

               Cost of service revenues increased to 16.6% of total revenues in 1997 from 13.7% of total revenues in 1996, as management's focus on the offering of advanced services in conjunction with product sales continued. Cost of services as a percentage of service revenue increased slightly to 78.7% in 1997 from 77.0% in 1996. This increase was primarily due to the employment of in-house technical resources in 1997 in anticipation of greater service revenue opportunities and the

Company's increased use of the broader base of in-house technical talent to enhance the sales effort during the year. Essentially, the Company began to benefit in 1997 from investments the Company made in 1996 in NSG and additional technical personnel.

               The Company also incurred significant expenses in connection with its network management service offerings, as well as other infrastructure costs. The Company believes that the market for its network management services is characterized by rapid technological advancement. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in hardware, software and processes, as well as in enhancements to existing processes, including research and development efforts by the Company, subject to constraints on working capital.

OPERATING EXPENSES.

               Operating expenses decreased to 18.8% of total revenues in 1997 from 25.2% of total revenues in 1996 and sales expenses decreased to 12.0% of total revenues in 1997 versus 14.1% of total revenues in 1996. Both declines were due to better utilization of internal resources, cost controls and economies of scale. General and administrative expense was 6.8% of total revenues in 1997 compared to 11.2% of total revenues in 1996. The 1996 results were due primarily to start-up expenditures and the temporary duplicative expenses resulting from the expansion of the operations through the acquisition of NSG and the additional eastern region direct sales offices and, to a lesser extent, a $425,000 increase in the reserve for uncollectible notes receivable. Certain allowances for doubtful accounts receivable and non-trade receivables, made as a result of the Company's accounting review and year-end audit, accounted for $1.7 million additional general and administrative expenses in 1997.

OTHER EXPENSES.

               Other expenses increased $.6 million in 1997 over 1996 to 0.9% of total revenues, due primarily to the increase in interest expense which resulted from increased utilization of the Company's bank line of credit. Interest expense, net of interest income from cash invested, was $1.2 million and was partially offset by other income of $.5 million, which is primarily due to vendor rebate programs.

FINANCIAL CONDITION

         As of December 31, 1998, cash and investments totaled $2.7 million, a decrease of $3.5 million from 1997. Cash provided from operating activities for 1998 was $17.2 million compared to cash used of $16.9 million in 1997. The cash provided by operating activities was primarily due to a significant decrease in accounts receivable of $15.0 million. Collections on a major contract in the first quarter of 1998 accounted for $6.8 million of the change. The Company has also reduced past due accounts significantly. A decrease in account payable of $6.5 million was offset by a reduction in investments of $6.2 million. The Company, in accordance with its bank financing agreement, applies all available cash to its outstanding line of credit balance. The impact of discontinued operations of $2.0 million was offset by the change in accrued liabilities, primarily due to the accrual for the shareholder lawsuit of $1.8 million. All available cash, $14.3 million, was used in financing activities. Per the Company's credit agreement with NBD Bank, which expired in September 1998, and its current line of credit agreement with Foothill Capital Corporation, all funds are applied to the outstanding loan balance. Daily working capital requirements are managed through daily borrowings.

         As of September 30, 1998, the Company had a credit agreement ("NBD Agreement") with NBD Bank ("NBD"). The Agreement provided for a discretionary line of credit not to exceed $11 million. Borrowing limits under the credit facility were determined based on a collateral formula, which included 80% of qualified trade receivables. Borrowings under the credit agreement bore interest at 2% over NBD's prime rate and had a term extending to September 30, 1998. Previously, the Company had a credit agreement that provided for a revolving line of credit not to exceed $12 million, a discretionary line of credit not to exceed $8 million and a discretionary lease line not to exceed $500,000. Each was collateralized by an interest in the Company's entire accounts receivable, inventory (other than equipment financed through IBM Credit) and equipment.

         On September 30, 1998 the Company and Foothill Capital Corporation ("Foothill") entered into a new credit facility ("Foothill Agreement"), replacing in its entirety, the NBD Agreement. The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate and have a term extending to September 30, 2001. All monies owed by the Company to NBD were paid on October 1, 1998. As of December 31, 1998, the line of credit under the Foothill Agreement bore interest at rates between 8.0% and 8.5%. As of December 31, 1998, the line of credit collateral formula permitted borrowings of up to $6.3 million, of which $3.2 million was outstanding

         The agreement in effect at December 31, 1998, contains certain financial covenants related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), net worth and capital expenditures. There are other covenants that require the Company's receivables to be genuine and free of all other encumbrances and require the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. At December 31, 1998, due primarily to the accrual related to the stipulation of settlement in the Company's shareholder lawsuit (See Item 3 - "Legal Proceedings"), the Company was not in compliance with the EBITDA and net worth covenants. However, the Company has received the necessary waivers from Foothill Capital Corporation and the Company's access and use of the line of credit was not effected. In the event that the Company would be unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current credit agreement were demanded by Foothill, the Company's financial condition would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

         The Company has also entered into a finance agreement with IBM Credit Corporation. As of September 30, 1998, the agreement extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale. Use of this credit line is at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty-day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender can terminate this agreement at any time. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at December 31, 1998 and 1997 is approximately $1.4 million and $1.5 million, respectively, and has been included in accounts payable.

         The Company's working capital deficiency as of December 31, 1998 was $5.2 million. Significant non-cash accruals (See "Note P" of the Notes to the Consolidated Financial Statements) have negatively impacted the deficiency. The Company believes that the combination of present cash balances, future operating cash flows, and working capital provided by the Foothill Agreement or alternate working capital financing secured by the Company will be adequate to fund the Company's internal growth and current short and long term cash flow requirements.

         Upon completion of its merger with Alydaar Software Corporation (See Note Q of the Notes to the Consolidated Financial Statements), the Company believes that additional financing resources will be available and certain synergies relating to business opportunities will be realized to help return the Company to profitability. However, the Agreement and Plan of Merger requires the Company to conduct business in the usual and ordinary course but under certain restrictions and limitations. These restrictions and limitations, in the aggregate, could have a material effect on the Company's ability to quickly respond to changes in its business.


YEAR 2000 COMPLIANCE

           The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which the Company has exposure to Y2K issues. Phase I was completed in 1998. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by mid 1999. Phase III, to be completed by the end of the third quarter of 1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications,
(2) customer relationships and equipment applications and (3) third-party consultant and vendor relationships.

         The Company, in accordance with Phase I of the program, conducted an internal review and inventory of all systems (including information technology and non-information technology systems), and contacted all critical suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications were identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are not Y2K compliant but were already scheduled for replacement by early 1999. In the customer and equipment area, the Company is in the process of identifying areas of exposure. As a result of its Phase I assessment of its non-information technology systems, the Company does not believe it will incur significant costs remediating those systems for Y2K compliance. In the third-party consultant and vendor area, most of the parties contacted by the Company state that they expect to be Y2K compliant by 2000. Additionally, the Company has included Y2K requirements on all purchase orders issued to vendors and has included a Y2K disclaimer on all customer invoices.

         The Company believes it will cost approximately $200,000 to replace its core financial and reporting systems and has identified the potential for 1,000 man hours of work to bring the remaining systems network, and financial and informational system applications into Y2K compliance at an estimated cost of $100,000. Because of the Company's expertise in this area, internal personnel will undertake the majority of the work. Approximately one-half of the compliance costs were incurred in 1998 and the Company expects the remainder to be incurred in 1999. The Company does not expect to incur significant costs in connection with the customer and equipment area and the third party consultants and vendor area.

         The Company believes that its most reasonably likely worst case Y2K scenario is that certain vendors fail to supply the Company with products that are Y2K compliant, which are then sold to the Company's customers. And that, certain vendors will be unable to provide the Company with needed products or services due to the failure of the vendor to be Y2K compliant. In such cases, the Company plans to use its expertise in this area to work with its customers to provide Y2K remediation and seek out alternative Y2K compliant vendors. It is uncertain how the Company might be effected by the occurrence of its most reasonable likely worst case scenario. However, in the event of such an occurrence, the Company's revenue, net income or financial condition could be materially adversely effected. The Company is continuing to review contingency plans to evaluate Y2K business interruption scenarios, but has not established a timetable for completion of a formal plan.

ITEM 7a        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest on outstanding debt, other examples of risk include collectibility of accounts receivable and recoverability of residual values of assets placed in service.

         The Company's debt contains an element of market risk due to possible changes in interest rates. The Company regularly assesses these risks and has established collection policies and business practices to minimize the adverse effects of these and other potential exposures. The Company does not currently anticipate any material losses in these areas, due primarily to the lack of significant fluctuation in the prime lending rate on which the Company's interest expenses are determined. The financial instruments included in the debt of the Company consist of all of the Company's cash and cash equivalents, bank financing, bank credit facilities and lines of credit, vendor credit lines, leases, and, if applicable, marketable securities, and any short and long-term investments.

         The Company assesses the risk of loss due to the impact of changes in interest rates on market sensitive instruments. Interest rates effecting the Company's debt are market based and will fluctuate as a result. The Company prepares forecasts and cost of funds analysis on significant purchases to anticipate the effect of market interest rate changes.

         The Company's earnings are affected by changes in short-term interest rates as a result of its use of bank (line of credit) financing for working capital. If market interest rates based on the prime lending rate average 2% more in 1999 than they did during 1998, the Company's interest expense, after considering the effects of interest income, would increase, and income before taxes would decrease by approximately $.2 million assuming comparable average borrowings. Comparatively, if market interest rates based on the prime lending rate averaged 2% more in 1998 than they did in 1997, the Company's interest expense, after considering the effects of any interest income, would have increased, and income before taxes would have decreased, by $.2 million assuming comparable average borrowings. These amounts are determined by considering the impact of the hypothetical change in the interest rates on the Company's borrowing cost and short-term investment balances, if any. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

               The financial statement schedule required by this item is listed in response to Item 14 of this Report on Form 10-K and is filed as part of this report.


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                   21

Independent Auditor's Report                                         22

Consolidated Balance Sheets as of December 31. 1998 and 1997         23

Consolidated Statements of Operations for the Years Ended
 December 31, 1998, 1997 and 1996                                    24

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 1998, 1997 and 1996                              25

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997 and 1996                                    26

Notes to Consolidated Financial Statements for the Years
 Ended December 31, 1998, 1997, and 1996                             27

               Report of Independent Certified Public Accountants

Board of Directors
Data Systems Network Corporation

We have audited the consolidated balance sheet of Data Systems Network Corporation (a Michigan Corporation) and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Data Systems Network Corporation and subsidiary as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations, has a deficit in working capital. These matters, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of Data Systems Network Corporation and subsidiary as of and for the year ended December 31, 1998. In our opinion this schedule presents fairly in all material respects, the information required to be set forth therein.

Grant Thronton LLP
Southfield, Michigan
March 8, 1999

                          INDEPENDENT AUDITORS REPORT


To the Directors and Shareholders
Data Systems Network Corporation

We have audited the accompanying consolidated balance sheet of Data Systems Network Corporation as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Data Systems Network Corporation at December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant recurring losses from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLANTE & MORAN, LLP

Southfield, Michigan
August 20, 1998

                       DATA SYSTEMS NETWORK CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                       December 31,         1997
                                                                           1998          (Restated)
                                                                       ------------     ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $  2,695,863     $      4,463
   Investments                                                                 --          6,203,361
   Accounts receivable (net of allowance of $561,600 and $800,000
      at December 31, 1998 and December 31, 1997 respectively)           11,339,484       26,343,980
   Notes receivable                                                          60,000          197,133
   Inventories                                                            1,296,145        1,001,350
   Other current assets                                                     347,983          537,780
                                                                       ------------     ------------
         Total current assets                                            15,739,475       34,288,067

PROPERTY AND EQUIPMENT, net                                               2,522,978        2,369,744

GOODWILL, (net  of amortization of $309,879 and $388,438 at
  December 31, 1998 and 1997 respectively)                                3,001,570        4,072,207

OTHER ASSETS                                                              1,202,298        4,351,966

TOTAL ASSETS                                                             22,466,321       45,081,984

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                    3,231,287       17,296,558
   Accounts payable                                                       9,640,159       16,154,232
   Accrued liabilities                                                    2,390,906        2,201,513
   Shareholder Settlement Liability                                       1,768,000             --
   Obligations Under Capital Leases  - current portion                         --             79,988
   Deferred maintenance revenues                                          3,865,320          927,154
                                                                       ------------     ------------
         Total current liabilities                                       20,895,672       36,659,445

OBLIGATIONS UNDER CAPITAL LEASES                                               --            157,551

COMMITMENTS and CONTINGENCIES (Notes I & P)                                    --               --

NET LIABILITIES OF DISCONTINUED OPERATIONS                                     --          2,021,070

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares, none outstanding              --               --
   Common stock ($.01 par value; authorized 10,000,000
      shares; issued and outstanding 4,859,224 and 4,857,974 shares
      at December 31, 1998 and December 31,1997, respectively)               48,592           48,580
   Additional paid-in capital                                            17,951,219       17,945,606
   Accumulated deficit                                                  (16,429,162)     (11,750,269)
                                                                       ------------     ------------
         Total stockholders' equity                                       1,570,649        6,243,917
                                                                       ------------     ------------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                            $ 22,466,321     $ 45,081,984
                                                                       ============     ============


 The accompanying notes are an integral part of these financial statements

            DATA SYSTEMS NETWORK CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS
            For the years ended December 31,

                                                                               1997             1996
                                                              1998          (Restated)       (Restated)
                                                          ------------     ------------     ------------
REVENUES:
           Product revenue                                $ 63,530,818     $ 67,845,466     $ 26,782,693
           Service revenue                                  21,792,682       18,151,674        5,794,563
                                                          ------------     ------------     ------------
                Total revenues                              85,323,500       85,997,140       32,577,256

COST OF REVENUES:
           Cost of products                                 52,213,508       59,227,854       23,151,534
           Cost of services                                 19,024,585       14,287,978        4,464,455
                                                          ------------     ------------     ------------
                Total cost of revenues                      71,238,093       73,515,832       27,615,989

GROSS PROFIT                                                14,085,407       12,481,308        4,961,268

OPERATING EXPENSES:
           Selling expenses                                  9,556,336       10,334,103        4,578,613
           General and administrative expenses               6,116,171        5,814,607        3,632,580
                                                          ------------     ------------     ------------
                Total operating expenses                    15,672,508       16,148,710        8,211,193

LOSS FROM OPERATIONS                                        (1,587,100)      (3,667,402)      (3,249,926)

OTHER INCOME (EXPENSE):
           Interest expense                                   (802,329)      (1,612,583)        (580,304)
           Interest income                                     109,592          371,716          267,886
           Shareholder settlement                           (1,768,000)            --               --
           Other income                                        349,254          491,638          127,301
                                                          ------------     ------------     ------------
                                                            (2,111,482)        (749,229)        (185,117)

Loss before extraordinary item and
discontinued operations                                     (3,698,582)      (4,416,631)      (3,435,043)

EXTRAORDINARY ITEM
           Gain recognized upon extinguishment of debt            --               --             75,494
                                                          ------------     ------------     ------------

Loss before discontinued operations                         (3,698,582)      (4,416,631)      (3,359,549)

DISCONTINUED OPERATIONS
     Loss from operations of Unified Network Services       (1,686,054)        (557,469)        (481,524)

     Gain on Disposal of Unified Network Services              705,742             --               --
                                                          ------------     ------------     ------------

                                                              (980,311)        (557,469)        (481,524)
                                                          ------------     ------------     ------------

NET LOSS                                                  $ (4,678,893)    $ (4,974,100)    $ (3,841,073)
                                                          ============     ============     ============
Loss per common share - basic and diluted
  Continuing operations                                   $      (0.76)    $      (1.02)    $      (1.26)
  Discontinued operations                                        (0.20)           (0.13)           (0.18)
  Extraordinary item                                              --               --               0.03
                                                          ------------     ------------     ------------
  Net loss per common share                               $      (0.96)    $      (1.15)    $      (1.41)
                                                          ============     ============     ============

Weighted average shares outstanding                          4,859,224        4,324,229        2,719,091
                                                          ============     ============     ============


 The accompanying notes are an integral part of these financial statements.

     DATA SYSTEMS NETWORK CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 COMMON        ADDITIONAL PAID-IN    (ACCUMULATED
                                                                  STOCK              CAPITAL           DEFICIT)          TOTAL
                                                                --------       ------------------    -------------    ------------
Balance at December 31, 1995                                    $ 27,150          $  6,385,047        $ (2,935,096)   $  3,477,101

        Exercise of warrants for 10,413 shares of common
                   stock                                            --                 (75,494)               --           (75,494)
        Issuance of common stock in connection with
                   acquisition                                     5,400             2,829,600                --         2,835,000
        Net loss                                                    --                    --            (3,841,073)     (3,841,073)
                                                                --------          ------------        ------------    ------------
Balance at December 31, 1996                                      32,550             9,139,153          (6,776,169)      2,395,534
        Exercise of stock options and warrant
                   redemptions                                    16,030             8,806,453                --         8,822,483
        Net loss                                                    --                    --            (4,974,100)     (4,974,100)
                                                                --------          ------------        ------------    ------------

Balance at December 31, 1997                                      48,580            17,945,606         (11,750,269)      6,243,917

        Exercise of stock options                                     12                 5,613                --             5,625

        Net loss                                                    --                    --            (4,678,893)     (4,678,893)
                                                                --------          ------------        ------------    ------------

Balance at December 31, 1998                                    $ 48,592          $ 17,951,219        $(16,429,162)   $  1,570,649
                                                                ========          ============        ============    ============


 The accompanying notes are an integral part of these financial statements.

          DATA SYSTEMS NETWORK CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31,

                                                                                               1997              1996
                                                                            1998            (Restated)        (Restated)
                                                                         ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (4,678,893)     $ (4,974,100)     $ (3,841,073)
     Adjustments to reconcile net loss to net cash provided by
           operating activities
              Depreciation and amortization                                 1,145,088           883,084           365,227
              Extraordinary gain                                                 --                --             (75,494)
              Provision for doubtful receivables                                 --             732,391            27,642
              Provision for inventory obsolescence                               --                --             195,767
              Settlement of shareholder lawsuit                             1,768,000              --                --
              Changes in assets and liabilities that provided (used)
                  cash net of effects of discontinued operations:
              Decrease(Increase) in investments                             6,203,361        (6,203,361)             --
              Decrease(Increase) in accounts receivable                    15,004,496       (17,142,838)       (4,627,016)
              (Increase)Decrease in notes receivable                          137,133           (97,043)          142,446
              (Increase)Decrease in inventories                              (294,795)          244,812         1,332,826
              Decrease in other current assets                                189,797           223,524           359,472
              (Increase)Decrease in other assets                            3,149,668          (667,355)          502,719
              (Decrease)Increase in accounts payable                       (6,514,071)        8,798,041         3,380,262
              Increase(Decrease) in accounts payable                          199,678         1,346,598          (241,542)
              Increase(Decrease) in deferred maintenance                    2,938,166           (13,473)         (146,088)
              Decrease in net liabilities
                 of discontinued operations                                (2,021,070)          (75,944)       (1,945,126)
                                                                         ------------      ------------      ------------

              Net cash provided by (used in) operations                    17,226,557       (16,945,664)       (4,569,978)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment, net                              (1,104,304)       (1,627,789)         (579,117)
   Purchase of UNS common stock                                                  --                --              (7,000)
   Payments for NSG net assets including transaction costs                       --                --          (1,133,035)
   Reduction of intangible asset                                              866,335              --                --
   Redemption of warrants and exercise of stock options, net                    5,624              --                --
                                                                         ------------      ------------      ------------
              Net cash used in investing activities                          (232,345)       (1,627,789)       (1,719,152)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net current borrowings (repayment) under bank line of credit           (14,065,272)        8,071,347         4,664,133
   Payment of principal on long-term debt                                        --             (75,000)          (25,000)
   Proceeds from issuance of common stock (net of offering costs)                --           8,822,483              --
   Net proceeds (repayment) from capital lease obligation financing          (237,539)          237,539              --
                                                                         ------------      ------------      ------------
              Net cash provided by (used in) financing activities         (14,302,811)       17,056,369         4,639,133
                                                                         ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        2,691,400        (1,517,084)       (1,649,997)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                          4,463         1,521,547         3,171,544
                                                                         ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                                 $  2,695,863      $      4,463      $  1,521,547
                                                                         ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

   Cash paid during the period for:
              Interest                                                   $    965,000      $  1,455,000      $    559,000
                                                                         ============      ============      ============
              Income taxes                                               $       --        $     60,000      $       --
                                                                         ============      ============      ============

 The accompanying notes are an integral part of these financial statements.

                        DATA SYSTEMS NETWORK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company's principal activities involve sales of microcomputer and network hardware and software and the performance of maintenance and advance services, such as network management, imaging and systems consulting, to major corporate and state and local government customers in the United States. The Company has two technical helpdesk centers, one in Michigan and one in Louisiana, and 12 direct sales offices located throughout the midwest and eastern United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Unified Network Service, Inc (UNS). The operations of UNS were sold during 1998 and they are shown as discontinued operations (See Note D).

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

At December 31, 1998, cash of $1,859,000 was restricted in connection with maintenance agreements. It will become unrestricted as revenue is recognized according to the terms of the agreements.

Investments

Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. In 1997 the investments are primarily industrial revenue bonds. The securities are reported at fair value with unrealized gains and losses, net of tax, reported in the statement of operations. All of the securities were sold in 1998.

Inventories

Inventories are stated at the lower of cost or market as determined by the weighted average method. Inventories consist of goods for resale and service parts which represent equipment spares utilized for service contracts.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method based upon estimated useful lives ranging from 5 to 7 years. Amortization of leasehold improvements is provided over the terms of the various leases.

Goodwill and Long-Lived Assets

The cost in excess of net assets acquired (goodwill) is amortized using the straight-line method over twenty years which is the estimate of future periods to be benefited. The Company performs a review for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted estimated future cash flows of an asset are compared with its carrying value, if the cash flows are less than the carrying value, an impairment loss is recognized.

Income Taxes

Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial basis and tax basis of assets and liabilities. Assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue recognition

Revenue recognition for consulting, network installation services, time and materials services, and training is recognized when the services are rendered. Revenue from the sale of merchandise is recognized when the customer receives the product. Revenue from the sales of after-installation service maintenance contracts is recognized on a straight-line basis over the lives of the respective contracts.

Product returns and service adjustments

Product returns and service adjustments are estimated based upon historical data. The Company's customers have no contractual rights to return products. The Company determines whether to accept product returns on a case by case basis and will generally accept product returns only upon payment of a restocking fee and/or if the products may be returned to the manufacturer. The Company offers no warranty separate from the product manufacturers' warranties.

Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation and presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. SFAS 128 defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS while giving effect to all dilutive potential common shares that were outstanding. All potential common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments consist primarily of cash and cash equivalents, bank lines of credit, accounts receivables, accounts payable and short-term and long-term debt approximate their fair values.

Financial Statement Presentation

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

New Pronouncements

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. These statements did not have an effect on the Company's 1998 financial statements.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 1998, 1997 and 1996, the Company incurred losses of $4,688,893, $4,974,100 and $3,841,073, respectively. These losses have contributed to the Company's deficit in working capital of $5,156,197. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, the Company has a long term commitment for a working capital line of credit with its primary lender as discussed in Note H. The Company has consolidated operations and reduced overhead expenses. The Company has sold its UNS subsidiary (See Note D) and reduced staff size in non-revenue generating areas. Management will attempt to consolidate its business operations and stabilize strategic business relationships so the Company can meet its obligations and attain a level of operations that are profitable.

In addition, upon completion of the merger with Alydaar Software Corporation (see Note Q) the Company believes that additional financial resources would be available and certain synergies relating to business opportunities and operations will be realized to help return the company to profitability.

NOTE C - ACQUISITIONS

On February 22, 1996, the Company purchased 70% (7,000 shares) of UNS for $7,000, and acquired certain liabilities in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair market value. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $999,078, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method. (See Note D regarding the sale of the Company's interest in UNS during 1998).

Effective September 3, 1996, the Company purchased the assets and operations of The Network Services Group of SofTech, Inc. ("SofTech"), and assumed certain liabilities from SofTech. The acquisition has been accounted for as a purchase. In exchange for certain assets and liabilities SofTech received cash in the amount of $890,000 and 540,000 shares of the Company's common stock valued at approximately $2,835,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to $3,390,008, which is being accounted for as goodwill and is being amortized over 20 years using a straight-line method.

NOTE D - DISCONTINUED OPERATIONS - SALE OF UNIFIED NETWORK SERVICES INC.

During 1998, the Company decided to sell its 70% interest in its large account network management services operation, Unified Network Services Inc. Under the terms of the original purchase agreement, the minority shareholders of UNS elected to exercise a contract option to initiate re-purchase of the UNS subsidiary. The Company's Board of Directors accepted the proposal. On June 17, 1998, the Company executed an agreement to sell its interest in UNS for cash and notes and to classify the business of UNS as a discontinued operation, effective June 1, 1998. The terms of the sale included $7,000 in cash and a note for $3,000,000, which is secured by the stock of UNS. The buyers also assumed the existing liabilities of UNS. The gain upon disposal of the discontinued operations is net of allowances of $3,000,000 due to the uncertainty of the buyer's ability to repay the note and $989,400 in advances made by the Company for working capital and payment of certain assumed liabilities.

As of December 31, 1998 and 1997, assets and liabilities of the discontinued operations included in the balance sheet are summarized below:

                                                                DECEMBER 31,
                                                          ----------------------
                                                                         1997
                                                           1998       (RESTATED)
                                                          ------     -----------
Assets
  Current assets                                            --       $   764,813
  Property,plant and equipment, net                         --       $   213,695
Liabilities
  Current liabilities                                       --       $  (152,653)
  Other liabilities                                         --       $(2,846,925)
                                                          ------     -----------
Net assets (liabilities) of discontinued operations       $ --       $(2,021,070)
                                                          ======     ===========

The results of operations of the discontinued operations for the years ended December 31, 1998, 1997 and 1996 are summarized below:

For years ended December 31,                 1998             1997             1996
                                          -----------      -----------      -----------
    Revenues                              $   278,060      $ 2,013,309      $    72,338
    Loss from discontinued operations     $(1,686,054)     $  (557,469)     $  (481,524)


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows at December 31:

                                                                                1997
                                                               1998           (RESTATED)
                                                            -----------      -----------
Computer equipment and software                             $ 3,889,597      $ 3,019,280
Furniture and Fixtures                                          856,720          712,972
Leasehold improvements                                          257,831           75,905
                                                            -----------      -----------
                                                              5,004,148        3,808,157
Less accumulated depreciation and amortization               (2,481,170)      (1,438,413)
                                                            -----------      -----------
                                                            $ 2,522,978      $ 2,369,744
                                                            ===========      ===========

Depreciation and amortization expense was approximately $914,000, $574,000 and $583,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE F - OTHER ASSETS

Other Assets Consist Of The Following At December 31,

                                                  1997
                                   1998         (RESTATED)
                                ----------     ----------
Prepaid expenses                $  406,662     $  709,405
Advances to Subsidiary                --        2,846,925
Accounts receivable - other        795,636        795,636
                                ----------     ----------
                                $1,202,298     $4,351,966
                                ==========     ==========

NOTE G - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,

                                                      1997
                                       1998         (RESTATED)
                                    ----------     ----------
Compensation benefits and taxes     $1,229,821     $1,264,158
Customer advances                      140,181         11,500
State sales and other taxes             74,208        414,742
Interest                                  --          161,801
Other                                  946,696        349,312
                                    ----------     ----------
                                    $2,390,906     $2,201,513
                                    ==========     ==========

NOTE H - LINES OF CREDIT

As of September 30, 1998, the Company had a credit agreement ("NBD Agreement") with NBD Bank ("NBD"). The Agreement provided for a discretionary line of credit not to exceed $11 million. Borrowing limits under the credit facility were determined based on a collateral formula, which included 80% of qualified trade receivables. Borrowings under the credit agreement bore interest at 2% over NBD prime and had a term extending to September 30, 1998. Previously, the Company had a credit agreement that provided for a revolving line of credit not to exceed $12 million, a discretionary line of credit not to exceed $8 million and a discretionary lease line not to exceed $500,000. Each was collateralized by an interest in the Company's accounts receivable, inventory (other than equipment financed through IBM Credit) and equipment.

On September 30, 1998 the Company and Foothill Capital Corporation ("Foothill") entered into a new credit facility ("Foothill Agreement"), replacing in its entirety, the NBD Agreement. The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The available line of credit at December 31,1998 was $3,231,287. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank prime (7.5 % at December 31, 1998)and have a term extending to September 30, 2001. All monies owed by the Company to NBD were paid on October 1, 1998.

The Company is required to maintain certain financial ratios. At December 31, 1998 the company was not in compliance with several ratios and obtained a waiver from Foothill Capital Corporation.

The Company has also entered into a finance agreement with IBM Credit Corporation. The agreement extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale. Use of this credit line is at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty-day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender can terminate this agreement at any time. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at December 31, 1998 and 1997 is approximately $1,400,000 and $1,500,000, respectively, and has been included in accounts payable.

NOTE I - LEASE COMMITMENTS

The Company has entered into several non-cancelable operating leases for office space, computer equipment, and certain furniture and fixtures that expire at various dates through 2003. The approximate future minimum annual rentals under non-cancelable operating leases are as follows:

YEARS ENDED DECEMBER 31,
------------------------
          1999                                               $1,103,973
          2000                                                  877,135
          2001                                                  790,671
          2002                                                  298,760
          2003                                                   77,320
                                                            -----------
Total minimum lease obligations                              $3,147,859
                                                            ===========

All leases previously recorded as capital leases were paid off as of October 1, 1998 in accordance with the terms of the Foothill Agreement.

Total rent expense for the years ended December 31, 1998, 1997, and 1996 was approximately $1,558,000, $1,130,000 and $595,000, respectively.

NOTE J - INCOME TAXES

Deferred tax assets and liabilities at December 31, consist of the following:

                                                             1997
                                            1998           (RESTATED)
                                         -----------      -----------
Deferred tax assets:
    Net operating loss carryforwards     $ 3,336,000      $ 3,205,000
    Deferred maintenance revenue              17,000             --
    Allowance for doubtful accounts          273,000          437,000
    Shareholder lawsuit settlement           601,000             --
    Inventory                                   --             19,000
    Depreciation                                --            112,000
    Accrued vacation                         102,000           93,000
                                         -----------      -----------
                                           4,329,000        3,866,000
Deferred tax liabilities
    Depreciation                            (138,000)            --
    Amortization                            (114,000)            --
    Other                                       --            (69,000)
                                         -----------      -----------
                                            (252,000)         (69,000)

Less valuation allowance                  (4,077,000)      (3,797,000)
                                         -----------      -----------
                                         $      --        $      --
                                         ===========      ===========

The net operating loss carryforwards expire in 2007 - 2018.

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations was as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                                  1997             1996
                                                                 1998           (RESTATED)      (RESTATED)
                                                              -----------      -----------      -----------
Tax (benefit) at statutory rates applied to income before
federal income tax from continuing operations                 $(1,260,000)     $(1,502,000)     $(1,142,000)
Effect of nondeductible items                                      41,000           52,000           14,000
Extraordinary gain                                                   --               --            (26,000)
Other                                                                --           (144,000)          28,000
Change in treatment on income tax return                          939,000             --               --
Valuation allowance                                               280,000        1,594,000        1,126,000
                                                              -----------      -----------      -----------
                                                              $      --        $      --        $      --
                                                              ===========      ===========      ===========

NOTE K - FORGIVENESS OF DEBT

Under the terms of the 1992 Plan of Reorganization, the unsecured creditors were granted fully paid warrants for 170,000 shares of the Company's authorized common stock and contingent payments of up to a total of $650,000. The Company negotiated with certain creditors to accelerate the payment of unsecured debt in exchange for the creditors' agreement to forgive a portion of the unsecured debt and contingent liabilities and to cancel a portion of the fully paid warrants. This contingent liability was not previously recorded, as the amount could not be reasonably estimated. As a result of extensive negotiations, the Company purchased approximately 110,000 warrants in 1995 and 10,400 in 1996. In addition, the Company received the approval of the bankruptcy court to enter into an agreement whereby all outstanding claims have been settled with aggregate payments due of approximately $114,000 and the contingent payments noted above have been eliminated. The bankruptcy court issued its final decree on January 16, 1997.

There was an extraordinary gain of approximately $75,000 in 1996, which represents the purchase of the warrants and the extinguishment of the related debt.


NOTE L - REDEMPTION OF WARRANTS

During February 1997, the Company called all of its outstanding Redeemable Common Stock Purchase Warrants ("Purchase Warrants") for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994, setting forth the terms of the Purchase Warrants. Approximately 99% of the Warrants were exercised on or prior to the date of redemption at a price of $6.25 per Warrant, resulting in net proceeds to the Company of approximately $7,300,000. In connection with the receipt of consent to the redemption the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to 60,000 units, issued to the underwriters' representatives in the Company's initial public offering, consisting of two common shares and two warrants to purchase an additional two common shares which may be purchased upon exercise of a warrant. The exercise price of these warrants was reduced from $16.50 to $12.50 per unit and the exercise price of the purchase warrants was reduced from $10.3125 to $6.25 per unit. The registration was completed in July 1997 and during the third quarter of 1997, all related warrants were exercised, resulting in net proceeds to the Company of approximately $1,400,000.

NOTE M - STOCK OPTION PLANS

In April 1994 the Company adopted the 1994 Stock Option Plan ("the Plan"). A total of 200,000 shares were reserved for issuance under the plan. The options vest over a two-year period at the rate of 50% per year, beginning on the first anniversary of the grant date. In April 1997, the Company amended the Plan to increase the reserved shares to 600,000. The vesting period in the Company's form option grant agreement was also changed to 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The Company's Compensation Committee retains the ability to change the vesting schedule at any time.

In 1998 the Company granted options for 40,000 shares to a Director of the Company exercisable at a price of $.88 per share which approximated the fair market value at the date of grant. Such options vest 50% on the second anniversary date, and the 25% vest each of the next two years. In 1997 and 1996, the Company granted options for 3,000 shares exercisable at a price of $9.83 and $3.00 per share, respectively, which was the fair market value at the date of grant, to Directors of the Company. Such options vest one year from the grant date.

The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $3.86, $9.83 and $4.00 per share, respectively.

                                  SHARES              AVERAGE PER
                                  UNDER              SHARE EXERCISE
                                  OPTIONS                 PRICE
                                 --------            --------------
Balance at December 31, 1995       70,716                $ 4.58
Issued                            146,437                $ 4.46
Forfeited                         (25,450)               $ 4.11
Exercised                            --                    --
                                 --------
Balance at December 31, 1996      191,703                $ 4.55

Issued                            215,350                $ 9.82
Forfeited                          (9,062)               $ 6.19
Exercised                         (21,768)               $ 4.57
                                 --------
Balance at December 31, 1997      376,223                $ 7.54

Issued                            138,750                $ 3.86
Forfeited                        (137,900)               $10.10
Exercised                          (1,250)               $ 4.50
                                 --------
Balance at December 31, 1998      375,823                $ 5.15
                                 ========

The range of exercise prices on outstanding options at December 31, 1998 is as follows:

                                         Weighted          Average
                                          AVERAGE         REMAINING
PRICE RANGE           SHARES          EXERCISE PRICE         LIFE
  .88 - 2.50          108,125            $  1.10             9.4
 2.51 - 5.00          123,548               4.18             7.1
 5.01 - 7.50           80,900               6.86             8.2
 7.51 - 10.00          18,550               8.99             8.2
10.01 - 13.75          44,750              12.91             8.8
                      -------
                      375,823
                      =======

As of December 31, 1998, 1997 and 1996 the number of options exercisable was 193,123, 62,641 and 56,892, respectively and the weighted average exercise price of those options was $5.29, $4.53 and $4.75, respectively.

The Financial Accounting Standard Board has issued Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). The Statement established a fair value method of accounting for employee stock options and similar equity instruments such as warrants, and encourages all companies to adopt that method of accounting for all of their stock compensation plans. However, the statement allows companies to continue measuring compensation for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option - pricing model with the following weighted average assumptions for grants: dividend yield of 0%, expected volatility of 157.6%, 70%, and 30% in 1998, 1997 and 1996 respectively, risk-free interest rate of 5.8%, 6.5% and 6.9% in 1998, 1997 and 1996 respectively, and expected life ranging from seven to ten years.

The Company has not adopted the fair value accounting provisions of SFAS No.
123. Accordingly, SFAS No. 123 has no impact on the Company's financial position or results of operations.

The Company accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been as follows (in thousands, except for per share data):

                                1998          1997         1996
                               -------      -------      -------
Net Loss as reported           $ 4,678      $ 4,974      $ 3,841
Proforma                         4,985        5,418        3,930

Loss per share as reported     $  (.96)     $ (1.15)     $ (1.41)
Proforma                         (1.03)       (1.25)       (1.45)

NOTE N - EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. No contributions were made to the plan by the Company during the years ended December 31, 1998, 1997, and 1996.


NOTE O - MAJOR CUSTOMERS

The Company had one customer, the State of Michigan, which accounted for approximately 29% of revenue in each of 1998 and 1997. Additionally, during 1998, the State of New York represented 12%.


NOTE P  - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in certain routine legal proceedings which are incidental to its business. All of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material to the Company's financial condition or operations.

On or about October 29, 1998, the Securities and Exchange Commission ("SEC") informed the Company that it is conducting a formal private investigation of the accounting irregularities experienced by the Company in the fiscal years 1996 and 1997, This inquiry is ongoing, and the Company is cooperating with the SEC and providing information as requested.

Year 2000

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the revenues and financial condition could, be adversely impacted.


NOTE Q - SUBSEQUENT EVENTS

During 1998 civil actions were filed against the Company, certain officers, and the Board of Directors. The complaints allege violations of the Securities Exchange Act of 1934 resulting from alleged nondisclosures and misrepresentations of information concerning the Company's financial results and future prospects due to accounting irregularities. On February 17, 1999, the Company announced that it had agreed to a stipulation of settlement of the consolidated securities class action lawsuits filed in 1998. The stipulation of settlement has been filed in federal court in Detroit, Michigan. Although the court gave preliminary approval for the proposed settlement, it is subject to the court's later determination of the settlement's fairness at a hearing currently set for May 12, 1999. Under the terms of the proposed settlement, and subject to various conditions, the Company will create a settlement fund valued at approximately $2 million. The fund will benefit a settlement class of purchasers who bought the Company's stock during the period of May 16, 1996 through February 24, 1998. The fund would be comprised of $900,000 provided by the Company's insurer, and at the defendants' option either 650,000 shares of the Company's common stock or an additional $1.1 million. In agreeing to the proposed settlement, the Company made no admission of any wrongdoing. As a result of this tentative settlement, the Company has accrued $1,768,000 as the estimate of its liability.

In February 1999, Data Systems and Alydaar Software Corporation, doing business as Information Architects (Nasdaq/NMS: "ALYD") of Charlotte, North Carolina announced the signing of a definitive merger agreement. Alydaar is a worldwide developer of Enterprise Information Portals and provides management consulting, design, development and deployment of Virtual Information Solutions. Additionally, Alydaar assists organizations in modernizing their current legacy information systems, and offers Y2K services utilizing SmartCode Technology.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 15, 1998, Plante & Moran, LLP ("Plante") informed the Board of Directors of the Company that it would decline to stand for reappointment, if asked, as auditors for the Company. Plante also notified the Company at that time that, as of the date of such notification, the client-auditor relationship between the parties was terminated. The Company placed no limitations on Plante responding fully to inquiries of the successor accountant.

         The reports of Plante on the Company's financial statements for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that, as issued, Plante's report dated August 20, 1998 included a modification addressing the Company's going concern uncertainty. The Company's plans concerning these matters is described in the footnotes attached to the financial statement referenced in that report.

         In connection with its audits for the two most recent fiscal years and through October 15, 1998, (i) there were no disagreements between the Company and Plante on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Plante would have caused them to make reference thereto in their report on the financial statement for such fiscal years and
(ii) there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v) except that Plante advised the Audit Committee of the Registrant's Board of Directors, by letter dated May 21, 1998, of certain items it considered to be material weaknesses in internal controls in 1997 relating to the Company's general accounting practices then in place, including those relating to billing, accounts, payable, and inventory. These items were discussed with the Audit Committee on September 15, 1998. Management has addressed and will continue to address the recommendations of Plante.

         On March 13, 1998, KPMG Peat Marwick LLP ("KPMG") informed the Board of Directors of the Company that it had resigned as the Company's independent auditors. The reports of KPMG on the Company's financial statements for each of the past two fiscal years were withdrawn as of February 24, 1998. Prior to such withdrawal, such reports contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

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

         As announced on February 24, 1998, the Company and KPMG became aware of certain accounting irregularities, which may have affected previously issued financial statements. Contemporaneously, KPMG advised the Company that its auditor's report on the Company's consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the two-year period ended December 31, 1996 should no longer be relied upon. A special committee of the outside members of the Company's Board of Directors was established to investigate the matter. In KPMG's March 13, 1998 letter of resignation, it advised the Board of Directors of the Company that it had concluded that it could no longer rely on management's representations, and that it was unwilling to be associated with the financial statements prepared by management.

         KPMG previously communicated to the Company two items which it considered to be material weaknesses in internal control relating to the Company's new accounting system and the schedules and other supporting documentation. These items were subsequently discussed with the Audit Committee of the Board of Directors.

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

Name                     Age     Position
--------------------     ---     ----------------------------------------
Michael W. Grieves        49     Chairman of the Board,
                                 President, Chief Executive
                                 Officer and Director

Walter J. Aspatore        55     Director

Richard R. Burkhart       46     Director

John O. Lychos Jr.        43     Vice President - Finance, Chief
                                 Financial Officer, Treasurer and Asst.
                                 Secretary

Diane L. Grieves          49     Executive Vice President
                                 and Secretary

Gregory D. Cocke          42     Vice President - Sales (Midwest)

Garrett L. Denniston      48     Vice President - Sales (Northeast)

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

        Mr. Aspatore, a Director of the Company since November 1994, has been Managing Director of Amherst Capital Partners, which provides investment banking services to medium and small businesses, since its founding in 1994. Prior to the formation of Amherst Capital Partners, Mr. Aspatore was President of Onset BIDCO, which supplies financing and management services to companies with strong growth potential, from 1991 to November 1994. Mr. Aspatore was the President of Cross & Trecker Corporation, a $500 million worldwide factory automation company, from 1988 to 1991 and served that company in various capacities for approximately 22 years. He has a total of more than 27 years of senior level management experience in operations and finance in the worldwide factory automation, automotive and aerospace industries.

         Mr. Burkhart, a Director of the Company since 1986, has been a management consultant with his own firm, Emerald Asset Management, Inc., since 1991 and for the last fifteen years Mr. Burkhart has specialized in managing financially troubled businesses. Mr. Burkhart served as the Company's Treasurer from 1986 until April 1997. Since 1992, Mr. Burkhart has served as President and is a principal of New Century Metals, Inc. in Cleveland, Ohio. From 1986 to 1991, he was Chairman of the Pratt & Whitney Machine Tool Company in West Hartford, Connecticut. Prior experiences included executive positions in finance and planning with major manufacturing companies, including Quanex Corporation and Republic Steel Corporation.

         Mr. Lychos, the Company's Chief Financial Officer, Treasurer, Vice President - Finance and Assistant Secretary has been with the Company since May 1998. Prior to joining the Company, he was a Vice President/Area Controller for Waste Management Inc., and held a variety of other responsible financial management positions with that company throughout his fifteen-year tenure.

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

         Mr. Cocke, the Company's Vice President - Sales (Midwest), has held various sales management and executive positions with the Company since its inception. Prior to 1986, Mr. Cocke was employed in sales and sales management capacities at Inacomp Computer Centers, Inc. and Executive Data Solutions, Inc., both computer sales organizations.

         Mr. Denniston, the Company's Vice President - Sales (Northeast), has held various sales management and executive positions with the Company since 1996. Prior to 1996, Mr. Denniston was employed in sales and sales management capacities at Memorex-Telex, Inc.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it since January 1, 1998, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that its officers, directors, and greater than 10% beneficial owners filed all reports required under Section 16(a).

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY

        The following table sets forth the compensation paid by the Company to the Chief Executive Officer and other executive officers who earned more than $100,000 in salary and bonus during 1998 (collectively the "Named Officers").

                           Summary Compensation Table

          Name and                          Annual                       Long Term
     Principal Position                  Compensation               Compensation Awards
                                                                         Securities
                                 Year       Salary        Bonus      Underlying Options
     Michael W. Grieves          1998      $160,000         -                -
  Chairman, President and        1997      $160,000       30,000           8,000
  Chief Executive Officer        1996      $121,000         -                -

      Diane L. Grieves           1998      $120,000       30,000             -
  Executive Vice President       1997      $120,000       15,375           7,500
       And Secretary             1996      $120,000         -              15,000

      Gregory D. Cocke           1998      $150,000       60,500             -
Vice President - Sales (MW)      1997      $108,750       28,500           11,250
                                 1996      $130,000         -              15,000

    Garret L. Denniston          1998      $150,000       80,000             -
 Vice-President - Sales (NE)     1997      $150,000       60,000             -
                                 1996      $ 50,000         -                -



OPTION HOLDINGS

         The following table provides information with respect to the unexercised options held as of the end of 1998 by the Named Officers.

                       Aggregated Option/SAR Exercises In
             Last Fiscal Year and Fiscal Year-End option/SAR Values




                                                                                                      VALUE OF
                                                                              NUMBER OF             UNEXERCISED
                                                                            UNEXERCISED             IN-THE-MONEY
                                                                           OPTIONS/SARS AT         OPTIONS/SARS AT
                         SHARES                                            FISCAL YEAR END         FISCAL YEAR END
                        ACQUIRED       SHARES      VALUE REALIZED   ---------------------------    EXERCISABLE/
        NAME               ON       EXERCISE (#)         ($)        EXERCISABLE   UNEXERCISABLE    UNEXERCISABLE
--------------------    --------    ------------   --------------   -----------   -------------   ----------------
  Michael Grieves                                                      14,000         4,000                -
  Diane L. Grieves                                                     22,500         7,500                -
  Gregory D. Cocke                                                     22,500         11,250               -
Garrett L. Denniston    8/26/96         1,000           13,625         26,000         25,000               -

(a) Value was determined by multiplying the number of shares subject to the option by the difference between the last sale price of the Common Stock reported for December 31, 1998 on the Over-the-Counter Bulletin Board and the option exercise price.

DIRECTOR COMPENSATION

         Customarily, the Company has paid non-employee directors an annual retainer of $1,000 and a fee of $500 for each Board or committee meeting attended. On the date of each annual shareholders meeting, each non-employee director elected or reelected as such will also receive an option under the 1994 Stock Option Plan to purchase 1,000 shares of Common Stock, exercisable beginning one year after the grant date, at an exercise price equal to the fair market value on the grant date. The Company also reimburses out-of- pocket expenses related to non-employee directors in attendance at such meetings.

         Due to the unique nature of events at the close of 1997, the Company did not hold an annual shareholder meeting in 1998. Directors were not paid their retainer or fees, nor were they awarded options under the stock option plan. However, due to the additional responsibilities assigned to Mr. Aspatore by the other outside Directors, which included leading the special investigation regarding accounting irregularities, the Board awarded Mr. Aspatore 40,000 options in a one-time special grant in recognition of the special circumstances and responsibilities assumed. The options were granted at the end of the second quarter with an option price of $.875 per share, exercisable one year after the grant date, which is consistent with the terms of the Company's 1994 Stock Option Plan.


ITEM 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 1, 1999, certain information with respect to the beneficial ownership of Common Stock by each Director of the Company, each of the Named Officers, all current directors and current executive officers as a group and all other persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (each, a 5% Owner).

                                          Number of          Percent of
Name                                      Shares (a)          Class (b)
----                                     ----------          ----------
Michael W. Grieves(c)                       699,000            14.4%
Walter J. Aspatore                            6,000              .1%
Richard R. Burkhart                         143,625             3.0%
Gregory D. Cocke(c)                         383,750             7.9%
Diane L. Grieves                             22,500              .5%
Garret  L. Denniston(c)                      26,000              .5%
All executive officers and
  Directors as a group (7 persons)        1,280,875            26.4%

(a) The column sets forth shares of common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the SEC. This column includes option shares of common stock that may be acquired upon the exercise of stock options that are presently exercisable or become exercisable within 60 days.

(b) For purposes of calculating the percentage of Common Stock beneficially owned, the shares issuable to such person under stock options or warrants exercisable within 60 days are considered outstanding and are added to the shares of common stock actually outstanding.

(c) The address for Messrs. Grieves, Denniston and Cocke is the Company's address.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        A portion of the consideration for certain 13% subordinated promissory notes of the Company acquired by Mr. Grieves, the Company's Chairman, President and Chief Executive officer, pursuant to the Company's Plan of Reorganization in 1992 was a $200,000 promissory note (the "Grieves Note"). The Grieves Note bears interest at the Internal Revenue Service annual imputed rate, payable annually, and does not become due unless the maker fails to pay interest in accordance with its terms and demand is made by the holder. The principal amount due under the Grieves Note would be reduced in the event and to the extent that a third party (MTS-SWS, Inc., a Delaware Corporation) would make payment on certain indebtedness owed to Mr. Grieves or the Company. Mr. Grieves' interest in such note has been assigned to the Company. There is $200,000 outstanding under the Grieves Note as of March 17, 1999, which is the largest amount outstanding under the Grieves Note since the beginning of 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Financial Statements, Financial Statement Schedules and
                  Exhibits

                  (1) The financial statements required by Item 8 of this report are listed and included in Item 8 of this report.

                  (2) The following financial statement schedule of the Company is submitted herewith.


          Schedule II      Valuation and Qualifying Accounts

                  (3) A list of the exhibits required to be filed as part of this Form 10-K is included under the heading "Exhibit Index" in this Form 10-K and incorporated herein by reference. Included in such list as Item 10.3 (1994 Stock Option Plan) and Item 10.21 ("Employment Agreement between the Company and John O. Lychos Jr. dated May 12, 1998") are the Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K.

                  (b) Reports on Form 8-K.

               The following filings occurred in the fourth quarter of 1998:

              Date                                 Information Reported
         ----------------                          --------------------
         October 7, 1998                             Items 5 and 7

         October 22, 1998                            Items 4 and 7

         November 3, 1998                            Items 4 and 7

         November 4, 1998                            Items 4 and 7

         December 1, 1998                            Items 5 and 7

         No financial statements were filed with these Reports on Form 8-K.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     DATA SYSTEMS NETWORK CORPORATION

                                     By: /s/ Michael W. Grieves
                                        --------------------------------
                                         Michael W. Grieves
                                         Chairman, President and Chief
                                         Executive Officer

Dated  - March 30, 1999

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant an in the capacities indicated as of March 30, 1999.

By:/s/ Michael W. Grieves
Michael W. Grieves
Chairman of the Board, Director, President and Chief
Executive Officer (Principle Executive Officer)

By:/s/ John O. Lychos Jr.
John O. Lychos Jr.
Vice President, Treasurer and Chief Financial Officer
(Principle Financial Officer and Principle Accounting Officer)

By:/s/ Walter J. Aspatore
Walter J. Aspatore
Director

By:/s/ Richard M. Burkhart
Richard M. Burkhart
Director

                   Schedule II
        Data Systems Network Corporation
        Valuation and Qualifying Accounts


Years Ended December 31, 1998, 1997 and 1996

                                                                            Additions
                                                                     -------------------------
                                                    Balance at       Charged to     Charged to
                                                    beginning of     costs and        other                      Balance at end
Description                                           period          expenses       accounts      Deduction        of period
                                                    ---------------------------------------------------------------------------
Year ended December 31, 1998
     Allowance for doubtful receivables             $  800,000       $  204,981       $  --       $ (443,381)       $  561,600
     Valuation Allowance for deferred tax asset     $3,797,000       $  280,000       $  --       $     --          $4,077,000

Year ended December 31, 1997
     Allowance for doubtful receivables             $   67,609       $1,227,223       $  --       $ (494,832)       $  800,000
     Valuation Allowance for deferred tax asset     $2,203,000       $1,594,000       $  --       $     --          $3,797,000

Year ended December 31, 1996
     Allowance for doubtful receivables             $   39,967       $   91,335       $  --       $  (63,693)       $   67,609
     Allowance for inventory obsolescence           $  978,446       $     --         $  --       $ (978,446)       $     --
     Valuation Allowance for deferred tax asset     $1,077,000       $1,126,000       $  --       $     --          $2,203,000

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION OF EXHIBITS

2.3 Agreement and Plan of Merger, dated January 31, 1999, by and among the Company and Alydaar Software Inc. Schedules to the Agreement, listed on pp 4-5 of the Table of Contents of the Agreement, were not filed, but will be provided to the Commission supplementally upon request. (7)

3.1      Articles of Incorporation, as amended (1)

3.2      Bylaws, as amended (1)

4.5 Form of Warrant issued to former unsecured creditors pursuant to Third Amended Plan of Reorganization (5)

10.3(a) Form of non-qualified stock option agreement under 1994 Stock Option Plan. (2)

10.3(c)  1994 Stock Option Plan, as amended and restated April 1997. (4)

10.3(d) Form of non-qualified stock option agreement under 1994 Stock Option Plan (April 1997 version). (4)

10.8 Subordinated Promissory Notes issued to Michael Grieves and Richard Burkhart, dated May 22, 1992. (1)

10.9     Promissory Note, dated June 30, 1992, from Michael Grieves. (1)

10.14 Shareholder Agreement, dated February 22, 1996, among the Company and Unified Network Services.(3)

10.15 Stock Purchase Agreement, dated February 22, 1996, among the Company and Unified Network Services.(3)

10.20 Loan and Security Agreement by and between the Company and Foothill Capital Corporation dated as of September 30, 1998. (6)

10.21 Employment Agreement between the Company and John O. Lychos Jr. dated May 12, 1998 *

27       Financial Data Schedule *

     *   Filed herewith.

(1) Incorporated by reference from the Company's Registration Statement on Form 5-1, No. 33-81350, as amended.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31. 1995.

(3) Incorporated by reference from the Company's Quarterly Report on Form l0-Q for the period ended March 31, 1996.

(4) Incorporated by reference from the Company's Quarterly Report on Form l0-Q for the period ended June 30, 1997.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference from the Company's Quarterly Report on Form l0-Q for the period ended September 30, 1998.

(7) Incorporated by reference from the Company's Current Report on Form 8-K filed March 18, 1999.