Form 10-Q
period 1999-03-31
DATA SYSTEMS NETWORK CORP
filed 1999-05-07
CIK 926849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C, 20549


                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 1999

                         Commission File Number 1-13424

                        DATA SYSTEMS NETWORK CORPORATION

                          Michigan                                                               38-2649874
(State or other jurisdiction of Incorporation or organization)                          (IRS Identification Number)


                         34705 W. 12 Mile Rd., Suite 300
                        Farmington Hills, Michigan 48331
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (248) 489-8700


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that them registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              YES [X]       NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      Common Stock, $.01 Par Value - 4,859,224 shares as of April 14, 1999

                          PART I. FINANCIAL INFORMATION



ITEM I.     FINANCIAL STATEMENTS




                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998         3

Consolidated Statements of Operations for the Three Months Ended
March 31, 1999 and 1998                                                        4

Consolidated Statements of Cash Flows for the Three Months Ended
 March 31, 1999 and 1998                                                       5

Notes to Consolidated Financial Statements for the Three Months
 Ended March 31, 1999 and 1998                                                 6

                   DATA SYSTEMS NETWORK CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                                                           Unaudited
                                                                           March 31,             December 31,
                                                                              1999                  1998
                                                                          ------------           ------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $  1,823,388           $  2,695,863
   Accounts receivable (net of allowance of $274,250 and $561,600
      at March 31, 1998 and December 31, 1997 respectively).                10,210,208             11,339,484
   Notes receivable                                                                                    60,000
   Inventories                                                                 499,742              1,296,145
   Other current assets                                                        232,594                347,983
                                                                          ------------           ------------
         Total current assets                                             $ 12,765,932           $ 15,739,475


PROPERTY AND EQUIPMENT, net                                                  2,280,518              2,522,978

GOODWILL, (net of amortization of 430,813 and $309,879 at                    2,959,195              3,001,570
  March 31, 1999 and December 31, 1998 respectively.)

OTHER ASSETS                                                                 1,244,591              1,202,298
                                                                          ------------           ------------

TOTAL ASSETS                                                              $ 19,250,236           $ 22,466,321
                                                                          ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                    $  3,300,897           $  3,231,287
   Accounts payable                                                          7,617,786              9,640,159
   Accrued liabilities                                                       2,064,089              2,390,906
   Shareholder Settlement Liability                                          1,768,000              1,768,000
   Deferred maintenance revenues                                             2,698,510              3,865,320
                                                                          ------------           ------------
         Total current liabilities                                        $ 17,449,282           $ 20,895,672


COMMITMENTS and CONTINGENCIES ( Notes I & P )                                       --                     --


STOCKHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares, none outstanding
   Common stock ($.01 par value; authorized 10,000,000
      shares; issued and outstanding 4,859,224
      at March 31, 1999 and December 31,1998)                                   48,592                 48,592
   Additional paid-in capital                                               17,951,219             17,951,219
   Accumulated deficit                                                     (16,198,857)           (16,429,162)
                                                                          ------------           ------------
         Total stockholders' equity                                       $  1,800,954           $  1,570,649
                                                                          ------------           ------------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                               $ 19,250,236           $ 22,466,321
                                                                          ============           ============



        See Accompanying Notes to the Consolidated Financial Statements.

                        DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the Three Months Ended March 31,


                                                                           Unaudited                  Restated
                                                                              1999                      1998
                                                                          ------------              ------------
REVENUES:
       Product revenue                                                    $  9,078,105              $ 13,882,567
       Service revenue                                                       5,270,411                 4,850,266
                                                                          ------------              ------------
            Total revenues                                                $ 14,348,516              $ 18,732,833

COST OF REVENUES:
       Cost of products                                                      6,770,807                11,174,576
       Cost of services                                                      4,331,416                 4,506,910
                                                                          ------------              ------------
            Total cost of revenues                                        $ 11,102,223              $ 15,681,486

GROSS PROFIT                                                                 3,246,293                 3,051,347

OPERATING EXPENSES:
       Selling expenses                                                      1,769,477                 2,493,128
       General and administrative expenses                                   1,186,295                 1,632,556
                                                                          ------------              ------------
            Total operating expenses                                      $  2,955,772              $  4,125,684

INCOME/(LOSS) FROM OPERATIONS                                                  290,521                (1,074,337)

OTHER INCOME (EXPENSE):
       Interest expense                                                       (122,233)                 (240,236)
       Interest income                                                          43,843                    70,332
       Other income                                                             18,174                     4,592
                                                                          ------------              ------------
                                                                          $    (60,216)             $   (165,312)

Income/(Loss) before discontinued operations                                   230,305                (1,239,649)

Loss from operations of Unified Network Services                                    --                  (987,461)
                                                                          ------------              ------------


NET INCOME /(LOSS)                                                        $    230,305              $ (2,227,110)
                                                                          ============              ============



Income/(Loss) per common share - basic and diluted
  Continuing operations                                                   $       0.05              $      (0.26)
  Discontinued operations                                                           --                     (0.20)
                                                                          ------------              ------------

  Net income / (loss) per common share                                    $       0.05              $      (0.46)
                                                                          ============              ============

Weighted average shares outstanding                                          4,859,224                 4,858,524
                                                                          ============              ============



        See Accompanying Notes to the Consolidated Financial Statements.

                        DATA SYSTEMS NETWORK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         For the Three Months Ended March 31,


                                                                                           Unaudited             Restated
                                                                                             1999                  1998
                                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  (loss)                                                                            $    230,305         $ (2,227,110)
   Adjustments to reconcile net (loss)
      to net cash used in operating activities:
      Depreciation and amortization                                                            289,125              266,533
      Changes in assets and liabilities that provided (used) cash, net of effects of acquisition:
         Investments                                                                                --            6,203,361
         Accounts receivable                                                                 1,129,276           11,343,514
         Notes receivable                                                                       60,000              (26,851)
         Inventories                                                                           796,403              (64,201)
         Other current assets                                                                  115,389              299,987
         Service parts                                                                              --               26,723
         Other assets                                                                          (42,293)          (1,079,939)
         Accounts payable                                                                   (2,022,373)          (4,882,105)
         Accrued liabilities                                                                  (326,817)            (321,744)
         Deferred maintenance revenues                                                      (1,166,810)             353,768
         Increase/(decrease) in net liabilities of discontinued operations                          --            1,731,766
                                                                                          ------------         ------------
            Net cash provided by (used in) operating activities                           $   (937,795)        $ 11,623,701
                                                                                          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisition of property and equipment, net                                                   (4,290)            (168,314)
   Redemption of warrants and exercise of stock options, net                                        --                  625
                                                                                          ------------         ------------
            Net cash provided by (used in) investing activities                           $     (4,290)        $   (167,689)
                                                                                          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net current borrowings (repayment)  under bank line of credit                            69,610           (7,050,592)
       Net proceeds from capital lease obligation financing                                         --              (19,122)
                                                                                          ------------         ------------
            Net cash provided by (used in) financing activities                           $     69,610         $ (7,069,714)
                                                                                          ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (872,475)           4,386,298

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             2,695,863                4,462
                                                                                          ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  1,823,388         $  4,390,760
                                                                                          ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
                 Interest                                                                 $    122,233         $    377,099
                                                                                          ============         ============
                 Income taxes                                                                 None                 None
                                                                                          ============         ============

        See Accompanying Notes to the Consolidated Financial Statements.

                        DATA SYSTEMS NETWORK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR QUARTER ENDED MARCH 31, 1999
                                    UNAUDITED


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Data Systems Network Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The information provided in this report reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for the fair presentation of the Company's financial position as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. These consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


NOTE B - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents and Restricted Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 1999, cash of $1,818,000 was restricted in connection with maintenance agreements. It will become unrestricted as revenue is recognized according to the terms of the agreements.

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

Earnings Per Share

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128")which specifies the computation and presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. SFAS 128 defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS while giving effect to all dilutive potential common shares that were outstanding.

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


NOTE C - DISCONTINUED OPERATIONS - SALE OF UNIFIED NETWORK SERVICES INC.

In June 1998, the Company sold its 70% interest in its large account network management services operation, Unified Network Services Inc for cash and notes, and classified the business of UNS as a discontinued operation, effective June 1, 1998. The terms of the sale included $7,000 in cash and a note for $3,000,000, which is secured by the stock of UNS. The buyers also assumed the existing liabilities of UNS. The gain upon disposal of the discontinued operations is net of allowances of $3,000,000 due to the uncertainty of the buyer's ability to repay the note and, $989,400 in advances made by the Company for working capital and payment of certain assumed liabilities.

The Company has restated its prior financial statements to present the operating results of the UNS segment as a discontinued operation. The results of operations of the discontinued operations for the three months ended March 31, 1999, 1998 are summarized below:


For the three months ended March 31,            1999                 1998
                                           --------------       --------------
    Revenues                               $      -             $     140,993
    Loss from discontinued operations      $      -             $    (987,461)



NOTE D - LINES OF CREDIT

On September 30, 1998 the Company and Foothill Capital Corporation ("Foothill") entered into a new credit facility (the "Foothill Agreement"). The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. The available line of credit at March 31, 1999 was $5.1 million. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate (7.75 % at March 31, 1999) and have a term extending to September 30, 2001.

The Company is required to maintain certain financial ratios. At March 31, 1999, the Company was not in compliance with two of the financial ratios and obtained a waiver from Foothill Capital Corporation.

The Company has also entered into a finance agreement with IBM Credit Corporation. The agreement extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale. Use of this credit line is at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty-day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender can terminate this agreement at any time. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at March 31, 1999 is approximately $0.5 million, and has been included in accounts payable.


NOTE E -COMMITMENTS AND CONTINGENCIES

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

During 1998 civil actions were filed against the Company, certain officers, and the Board of Directors. The complaints allege violations of the Securities Exchange Act of 1934 resulting from alleged nondisclosures and misrepresentations of information concerning the Company's financial results and future prospects due to accounting irregularities. On February 17, 1999, the Company announced that it had agreed to a stipulation of settlement of the consolidated securities class action lawsuits filed in 1998. The stipulation of settlement has been filed in federal court in Detroit, Michigan. Although the court gave preliminary approval for the proposed settlement, it is subject to the court's later determination of the settlement's fairness at a hearing currently set for May 12, 1999. Under the terms of the proposed settlement, and subject to various conditions, the Company will create a settlement fund valued at approximately $2 million. The fund will benefit a settlement class of purchasers who bought the Company's stock during the period of May 16, 1996 through February 24, 1998. The fund will include $900,000 provided by the Company's insurer, and, at the defendants' option, either 650,000 shares of the Company's common stock or an additional $1.1 million. In agreeing to the proposed settlement, the Company made no admission of any wrongdoing. As a result of this tentative settlement, the Company has accrued, at December 31, 1998, $1,768,000 as the estimate of its liability.

On or about October 29, 1998, the Securities and Exchange Commission (the "SEC") informed the Company that it is conducting a formal private investigation of the accounting irregularities experienced by the Company in the fiscal years 1996 and 1997, This inquiry is ongoing, and the Company is cooperating with the SEC and providing information as requested.

YEAR 2000
The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the revenues and financial condition could be adversely impacted.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

         The following analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and notes thereto included under "Item 1. Financial Statements."

RESULTS OF OPERATIONS

REVENUES. Total revenues decreased 23.4% to $14.4 million for the three months ended March 31, 1999 from $18.7 million for the same period in 1998. The decrease was the result of a change in the Company's sales and marketing strategy and the expiration of the Company's blanket purchase order with the State of Michigan on September 30, 1998. Product sales to the State during the three months ending March 31, 1998 totaled approximately $6.6 million.

In prior periods, the Company would sell equipment and absorb the full burden of financing those sales to its government and major commercial customers. During the three months ending March 31, 1999, the Company worked with certain key vendors to pass through hardware sales directly to the vendor. This allows the vendor to absorb the risk and burden of financing the equipment component of the sale. As a result, the Company recognized a commission on the sale without the risk and cost associated with carrying a receivable. This change was implemented as part of the Company's strategic move towards service sales with less emphasis on the hardware component of its business. On an equalized basis, the assignment of the pass through equipment sales would have accounted for approximately $8.4 million in gross product revenue.

Product sales decreased $4.8 million or 34.6% for the three months ended March 31, 1999. This decrease is directly related to the Company's change in its sales and marketing strategy to involve key vendors in financing large equipment sales and to the termination of the State of Michigan master contractor agreement. Service revenues increased to $5.3 million and accounted for 36.7% of total revenues in the three months ended March 31, 1999. This increase is compared to $4.9 million or 25.9% of total revenues in the corresponding period of 1998. The improvement is directly related to the Company's strategic drive towards increasing service sales in anticipation of the higher margins generally associated with this revenue stream. A large percentage of the service revenue increase resulted from an increase in network management services sold to the City of Boston.

COST OF REVENUES. The cost of revenues decreased to 77.4% of total revenues for the three months ended March 31, 1999, from 83.7% during the corresponding period of 1998. The cost of product sales decreased to 74.6% of product sale revenue for the three months ended March 31, 1999 compared to 80.5% for the same period in 1998. The Company attributes the decreases primarily to the success of its efforts to negotiate discounts from key product suppliers and to involving key vendors in financing large equipment sales. The cost of service revenue decreased to 82.2% of service revenues for the three months ended March 31, 1999, from 92.9% for the same period in 1998. The decrease was due primarily to the Company's continued effort to manage external labor costs, increase internal technical workforce utilization and, evaluate service work pricing. Internal productivity has improved as only 4% of the total technical cost was attributed to pre- and post-sale field support, compared to approximately 10% in the prior year.

OPERATING EXPENSES. Selling, general and administrative expense decreased to 20.6% of total revenue for the three months ended March 31, 1999 compared to 22.0% of total revenue for the same period in 1998. The decrease was primarily due to cost controls related to the Company's efforts to streamline the sales workforce. Additionally, sales personnel were reduced with the expiration of the State of Michigan blanket purchase order on September 30, 1998. Sales expenses declined by $0.7 million or 29.0% when compared to the first quarter of 1998. Additionally, legal and auditing expenses in the first three months of 1998 exceeded $250,000 in connection with the then pending shareholder lawsuits, internal investigations of accounting irregularities and SEC inquiry.

OTHER (EXPENSE) INCOME. Interest expense for the three months ending March
31, 1999 decreased $0.1 million when compared to the same period in 1998. The decrease reflects lower average borrowings in 1999 due to the Company's collection of accounts receivables and repayment of bank indebtedness. The cost savings are due, in part, to the Company's ability to pass through certain hardware sales directly to the vendor. This allows the vendor to absorb the risk and burden of financing the equipment component of the sale.

FINANCIAL CONDITION

         As of March 31, 1999, cash and investments totaled $1.8 million, a decrease of $0.8 million from December 31, 1998. Cash used in operating activities during the first quarter 1999 was $0.9 million. Cash from collections on accounts receivable of $1.1 million and the use of inventory and other assets of $0.9 million offset a reduction in accounts payable of $2.0 million. The Company, in accordance with its bank financing agreement, applies all available cash to its outstanding line of credit balance. Daily working capital requirements are managed through daily borrowings.

         The Company finances its working capital needs primarily through a line of credit agreement with Foothill. The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate and have a term extending to September 30, 2001. As of March 31, 1999, the line of credit under the Foothill Agreement bore interest at rates between 8.0% and 8.75%. As of March 31, 1999, the line of credit collateral formula permitted borrowings of up to $5.1 million, of which $3.4 million was outstanding

         The agreement in effect at March 31, 1999 contains certain financial covenants related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), net worth and capital expenditures. There are other covenants that require the Company's receivables to be genuine and free of all other encumbrances and require the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. At March 31, 1999, due primarily to the Company's accrual at December 31, 1998 related to the stipulation of settlement in its shareholder lawsuit (See Part II, Item 1-"Legal Proceedings"), the Company was not in compliance with the EBITDA and net worth covenants. However, the Company has received the necessary waivers from Foothill and the Company's access and use of the line of credit was not affected. In the event that the Company would be unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current credit agreement were demanded by Foothill, the Company's financial condition would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

         The Company has also entered into a finance agreement with IBM Credit Corporation. As of March 31, 1999, the agreement extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale. Use of this credit line is at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allows for thirty-day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender can terminate this agreement at any time. The terms and conditions of this financing agreement can be changed at the discretion of IBM Credit Corporation. The amount outstanding at March 31, 1999 was approximately $0.5 million, and has been included in accounts payable.

         The Company's working capital deficiency as of March 31, 1999 was $4.7 million. Significant non-cash accruals as of December 31, 1998 have negatively impacted the deficiency. The Company believes that the combination of present cash balances, future operating cash flows, and working capital provided by the Foothill Agreement or alternate working capital financing secured by the Company will be adequate to fund the Company's internal growth and current short and long term cash flow requirements.

         Upon completion of its merger with Alydaar Software Corporation (See
Part II, Item 5. - "Other Information") the Company believes that additional financing resources will be available and certain synergies relating to business opportunities and operations will be realized to help the Company maintain profitability. However, the Agreement and Plan of Merger requires the Company to conduct business in the usual and ordinary course but under certain restrictions and limitations. These restrictions and limitations, in the aggregate, could have a material effect on the Company's ability to quickly respond to changes in its business.

YEAR 2000 COMPLIANCE

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which the Company has exposure to Y2K issues. Phase I was completed in 1998. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by mid 1999. Phase III, to be completed by the end of the third quarter of 1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications,
(2) customer relationships and equipment applications and (3) third-party consultant and vendor relationships.

         The Company, in accordance with Phase I of the program, conducted an internal review and inventory of all systems (including information technology and non-information technology systems), and contacted all critical suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications were identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems were not Y2K compliant but has been replaced as of January 1, 1999. In the customer and equipment area, the Company is in the process of identifying areas of exposure. As a result of its Phase I assessment of its non-information technology systems, the Company does not believe it will incur significant costs remediating those systems for Y2K compliance. In the third-party consultant and vendor area, most of the parties contacted by the Company stated that they expect to be Y2K compliant by 2000. Additionally, the Company has included Y2K requirements on all purchase orders issued to vendors and has included a Y2K disclaimer on all customer invoices.

         The Company spent approximately $154,000 in 1998 to replace its core financial and reporting systems and has identified the potential for 750 man hours of remaining work to bring the systems network, and financial and informational system applications into Y2K compliance at an estimated cost of $100,000. Because of the Company's expertise in this area, internal personnel will undertake the majority of the work. The Company expects the remainder of the costs to be incurred in 1999. The Company does not expect to incur significant costs in connection with the customer and equipment area and the third party consultants and vendor area.

         The Company believes that its most reasonably likely worst case Y2K scenario is that certain vendors fail to supply the Company with products that are Y2K compliant, which are then sold to the Company's customers, and that, certain vendors will be unable to provide the Company with needed products or services due to the failure of the vendor to be Y2K compliant. In such cases, the Company plans to use its expertise in this area to work with its customers to provide Y2K remediation and seek out alternative Y2K compliant vendors. It is uncertain how the Company might be effected by the occurrence of its most reasonable likely worst case scenario. However, in the event of such an occurrence, the Company's revenue, net income or financial condition could be materially adversely effected. The Company is continuing to review contingency plans to evaluate Y2K business interruption scenarios, but has not established a timetable for completion of a formal plan.

         The foregoing disclosure contains information regarding Y2K readiness that constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

FORWARD-LOOKING STATEMENTS

           The foregoing discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the failure of Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company operates, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the impact of undetected errors or defects associated with Y2K date functions on the Company's current products and internal systems, the willingness of the Company's bank lender to continue to lend under the credit facility or the Company's ability to secure alternative working capital financing, the relative uncertainties in the market direction of emerging technologies, the Company's ability to retain its commercial and governmental contracts and a lack of market acceptance of the Company's products and services.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company's earnings are affected by changes in short-term interest rates as a result of its use of bank (line of credit) financing for working capital. If market interest rates based on the prime lending rate average 2% more in 1999 than they did during 1998, the Company's interest expense, after considering the effects of interest income, would increase, and income before taxes for the three months ending March 31, 1999 would decrease by approximately $50,000 assuming comparable average borrowings. These amounts are determined by considering the impact of the hypothetical change in the interest rates on the Company's borrowing cost and short-term investment balances, if any. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                           PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

Class Action Litigation
        On February 17, 1999, the Company announced that it had agreed to a stipulation of settlement of the consolidated complaint in the shareholder class action lawsuit captioned, In Re: Data Systems Network Corporation Securities Litigation, Case No. 98-70854. The stipulation of settlement has been filed in federal court in Detroit, Michigan. Although the court gave preliminary approval for the proposed settlement, it is subject to the court's later determination of the settlement's fairness at a hearing currently set for May 12, 1999. Under the terms of the proposed settlement, and subject to various conditions, the Company will create a gross settlement fund valued at approximately two million dollars. The fund will benefit a settlement class of purchasers who bought the Company's stock during the period of May 16, 1996 through February 24, 1998. The fund will be comprised of $900,000 provided by the Company's insurer, and, at the defendants' option, either 650,000 shares of the Company's common stock or an additional $1.1 million. In agreeing to the proposed settlement, the Company and individual defendants made no admission of any wrongdoing. As a result of the stipulation of settlement, the Company has accrued approximately $1.8 million as the estimate of the liability.

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

ITEM 5. - OTHER INFORMATION

         On January 31, 1999, the Company signed a definitive merger agreement with Alydaar Software Corporation, doing business as Information Architechs (Nasdaq/NMS:"ALYD") of Charlotte, North Carolina. Under the terms of the agreement, approved by the Board of Directors of both companies, Alydaar will exchange 1.6 million shares of its common stock for all outstanding shares of the Company's stock. The merger is subject to shareholder approval and satisfaction of certain other conditions, including settlement of the Company's outstanding shareholder lawsuit (See Part II, Item 1. - "Leagal Procedings"). Alydaar is listed on the NASDAQ and had a closing stock price on April 15, 1999 of $4.375 per share.

         Alydaar is a worldwide developer of Enterprise Information Portals and provides management consulting, design, development and deployment of Virtual Information Solutions. Additionally, Alydaar assists organizations in modernizing their current legacy information systems, and offers Y2K services utilizing SmartCode Technology.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         A list of the exhibits required to be filed, as part of this Form 10-Q is included under the heading "Exhibit Index" in this Form 10-Q and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K
  The following filings occurred in the first quarter of 1999:

         Date                                        Information  Reported
         ----                                        ---------------------
         March 18, 1999                              Items 5 and 7

No financial statements were filed with these Reports on Form 8-K.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATA SYSTEMS NETWORK CORPORATION

By:/s/ Michael W. Grieves                            Date: May 6, 1999
       ------------------
Michael W. Grieves
Chairman of the Board, President and Chief
Executive Officer (Duly Authorized Officer)

By:/s/ John O. Lychos Jr.                            Date: May 6, 1999
       ------------------
John O. Lychos Jr.
Vice President, Treasurer and Chief Financial Officer
(Principle Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

  27                          Financial Data Schedule