Form 10-Q
period 1999-06-30
DATA SYSTEMS NETWORK CORP
filed 1999-08-11
CIK 926849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C, 20549


                                    FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended JUNE 30, 1999

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

      Common Stock, $.01 Par Value - 5,509,224 shares as of August 10, 1999

                          PART I. FINANCIAL INFORMATION



ITEM I.  FINANCIAL STATEMENTS




                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1999 and December 31,1998           3

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 1999 and June 30 1998                                                 4

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 1999 and June 30 1998                                                 5

Notes to Consolidated Financial Statements for the Six Months
Ended June 30, 1999 and June 30 1998                                           6

                        DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              FOR THE THREE MONTHS ENDED JUNE 30, FOR THE SIX MONTHS ENDED JUNE 30,

                                                                   UNAUDITED       UNAUDITED         UNAUDITED     UNAUDITED
                                                                     1999             1998             1999          1998
                                                                --------------  --------------    ------------- --------------
REVENUES:
        Product revenue                                         $   8,141,758   $  20,705,062     $ 17,219,863  $  34,587,629
        Service revenue                                             5,073,368       5,707,828       10,343,779     10,558,093
                                                                --------------  --------------    ------------- --------------
             Total revenues                                        13,215,126      26,412,890       27,563,642     45,145,722

COST OF REVENUES:
        Cost of products                                            6,782,037      16,549,672       13,552,844     27,724,248
        Cost of services                                            3,657,699       4,971,218        7,989,115      9,478,128
                                                                --------------  --------------    ------------- --------------
             Total cost of revenues                                10,439,736      21,520,890       21,541,959     37,202,376

GROSS PROFIT                                                        2,775,390       4,892,000        6,021,683      7,943,346

OPERATING EXPENSES:
        Selling expenses                                            1,416,456       2,496,724        3,185,933      4,989,852
        General and administrative expenses                         1,466,482       2,108,594        2,652,777      3,741,150
                                                                --------------  --------------    ------------- --------------
             Total operating expenses                               2,882,938       4,605,318        5,838,710      8,731,002

INCOME/(LOSS) FROM OPERATIONS                                        (107,548)        286,682          182,973       (787,656)

OTHER INCOME (EXPENSE):
        Shareholder Settlement                                      1,137,500               -        1,137,500              -
        Loss on Sale of Equipment                                    (385,419)              -         (385,419)             -
        Interest income/(expense)                                    (110,546)       (164,325)        (188,936)      (334,228)
        Other income/(expense)                                             79         109,906           18,253        114,498
                                                                --------------  --------------    ------------- --------------
                                                                      641,614         (54,419)         581,398       (219,730)

Income/(Loss) from continuing operations                              534,066         232,263          764,371     (1,007,386)


Income/(Loss) from operations of Unified Network Services                  -          906,711                -        (80,750)
                                                                --------------  --------------    ------------- --------------


NET INCOME/(LOSS)                                               $     534,066   $   1,138,974     $    764,371  $  (1,088,136)
                                                                ==============  ==============    ============= ==============



Income/(Loss) per common share - basic and diluted
  Continuing operations                                                  0.11            0.05             0.16          (0.21)
  Discontinued operations                                                   -            0.18                -          (0.02)
                                                                --------------  --------------    ------------- --------------

  Net gain/(loss) per common share                              $        0.11   $        0.23     $       0.16  $       (0.22)
                                                                ==============  ==============    ============= ==============

Weighted average shares outstanding                                 4,930,653       4,859,224        4,895,156      4,858,874
                                                                ==============  ==============    ============= ==============

                        DATA SYSTEMS NETWORK CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                          UNAUDITED           AUDITED
                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            1999               1998
                                                                                       --------------    ----------------
                                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $   1,869,232     $     2,695,863
   Accounts receivable (net of allowance of $284,608 and $561,600
      at June 30, 1999 and December 31, 1998 respectively).                               10,444,251          11,339,484
   Notes receivable                                                                           60,000              60,000
   Inventories                                                                               435,256           1,296,145
   Other current assets                                                                      535,201             347,983
                                                                                       --------------    ----------------
         Total current assets                                                             13,343,940          15,739,475


PROPERTY AND EQUIPMENT, net                                                                1,650,348           2,522,978

GOODWILL, (net of amortization of $473,188 and $388,438 at
  June 30, 1999 and December 31, 1998 respectively.)                                       2,916,820           3,001,570

OTHER ASSETS                                                                                 983,385           1,202,298
                                                                                       --------------    ----------------

TOTAL ASSETS                                                                           $  18,894,493     $    22,466,321
                                                                                       ==============    ================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                                     3,779,167           3,231,287
   Accounts payable                                                                        7,293,544           9,640,159
   Accrued liabilities                                                                     2,660,020           2,390,906
   Shareholder Settlement Liability                                                                -           1,768,000
   Deferred maintenance revenues                                                           2,196,242           3,865,320
                                                                                       --------------    ----------------
         Total current liabilities                                                        15,928,973          20,895,672


COMMITMENTS and CONTINGENCIES                                                                      -                   -


STOCKHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares, none outstanding
   Common stock ($.01 par value; authorized 10,000,000
      shares; issued and outstanding  5,509,224 and 4,859,224
      at June 30, 1999 and December 31,1998 respectively.)                                    55,092              48,592
   Additional paid-in capital                                                             18,575,219          17,951,219
   Accumulated deficit                                                                   (15,664,791)        (16,429,162)

                                                                                       --------------    ----------------
         Total stockholders' equity                                                        2,965,520           1,570,649
                                                                                       --------------    ----------------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                            $  18,894,493     $    22,466,321
                                                                                       ==============    ================


        See Accompanying Notes to the Consolidated Financial Statements.

                        DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                      1999                 1998
                                                                                    UNAUDITED            UNAUDITED
                                                                                 ---------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income / (loss)                                                         $      764,371      $      (1,088,136)
     Adjustments to reconcile net income / (loss)
                     to net cash used in operating activities:
              Depreciation and amortization                                             576,251                574,767
              Loss on disposition of assets                                             385,419                      -
              Gain on disposal of UNS                                                         -                866,335
              Changes in assets and liabilities that provided (used) cash net of effects of discontinued operations:
              Investments                                                                     -              6,203,361
              Accounts receivable                                                       895,233              8,273,610
              Notes receivable                                                                -                (36,678)
              Inventories                                                               860,890                207,140
              Other current assets                                                     (187,218)               220,702
              Service Parts                                                                   -                 51,441
              Other assets                                                              218,913                (67,268)
              Accounts payable                                                       (2,346,615)            (3,017,297)
              Accrued liabilities                                                       269,114               (108,767)
              Shareholder Settlement                                                 (1,768,000)                     -
              Deferred maintenance revenues                                          (1,669,078)               704,417
                                                                                 ---------------     ------------------
              Net cash provided by (used in) operations                              (2,000,721)            12,783,627
                                                                                 ---------------     ------------------



CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment, net                                            (4,290)              (657,230)
   Issuance of common stock and excerise of stock options, net                          630,500                    625
                                                                                 ---------------     ------------------

              Net cash provided by (used in) investing activities                       626,210               (656,605)
                                                                                 ---------------     ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Net current borrowings (repayment) under bank line of credit                         547,880            (10,174,688)
   Net proceeds (repayment) from capital lease obligation financing                           -                (40,190)
                                                                                 ---------------     ------------------

              Net cash provided by (used in) financing activities                       547,880            (10,214,878)
                                                                                 ---------------     ------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS                                   (826,631)             1,912,144
CASH AND CASH EQUIVELANTS AT BEGINNING OF PERIOD                                      2,695,863                  5,349
                                                                                 ---------------     ------------------

CASH AND CASH EQUIVELANTS AT END OF PERIOD                                       $    1,869,232      $       1,917,493
                                                                                 ===============     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

   Cash paid during the period for:
              Interest                                                           $      249,311      $         523,436
                                                                                 ===============     ==================

              Income taxes                                                                    -                      -
                                                                                 ===============     ==================

                        DATA SYSTEMS NETWORK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR QUARTER ENDED JUNE 30, 1999
                                    UNAUDITED


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

The information provided in this report reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for the fair presentation of the Company's financial position as of June 30, 1999, and the results of its operations and its cash flows for the three month and six month periods ending June 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

Cash Equivalents and Restricted Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 1999, cash of $1,739,000 was restricted in connection with maintenance agreements. It will become unrestricted as revenue is recognized according to the terms of the agreements.

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


NOTE C - DISCONTINUED OPERATIONS - SALE OF UNIFIED NETWORK SERVICES INC.

In June 1998, the Company sold its 70% interest in its large account network management services operation, Unified Network Services Inc., for cash and notes, and classified the business of UNS as a discontinued operation, effective June 1, 1998. The terms of the sale included $7,000 in cash and a note for $3,000,000, which is secured by the stock of UNS. The buyers also assumed the existing liabilities of UNS. The gain upon disposal of the discontinued operations is net of allowances of $3,000,000 due to the uncertainty of the buyer's ability to repay the note and $989,400 in advances made by the Company for working capital and payment of certain assumed liabilities.

The Company has restated its prior financial statements to present the operating results of the UNS segment as a discontinued operation. The results of operations of the discontinued operations for the six months ended June 30, 1999 and 1998 are summarized below:

For the six months ended June 30,                             1999             1998
                                                      --------------      -----------------
    Revenues                                          $       -           $       278,060
    Loss from discontinued operations                 $       -           $    (1,686,054)


NOTE D - LINES OF CREDIT

On September 30, 1998 the Company and Foothill Capital Corporation ("Foothill") entered into a new credit facility (the "Foothill Agreement"). The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. The available line of credit at June 30, 1999 was $5.2 million. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate (8.75 % at June 30, 1999) and have a term extending to September 30, 2001.

The Company is required to maintain certain financial ratios. At June 30, 1999, the Company was not in compliance with one of the financial ratios and obtained a waiver from Foothill Capital Corporation.

The Company also entered into a finance agreement with IBM Credit Corporation which as of June 30, 1999, extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale. Use of this credit line was at the Company's option. As collateral for payment of all debt incurred under this agreement, IBM Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allowed for thirty-day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender could terminate this agreement at any time. The terms and conditions of this financing agreement could be changed at the discretion of IBM Credit Corporation. The amount outstanding at June 30, 1999 was approximately $1.3 million, and has been included in accounts payable.

         In May 1999, the Company was informed its financing agreement with IBM Credit Corporation would be terminated as of July 26, 1999 due to a change in the Company's method of handling the fulfillment of customer orders as it relates to product sales. The Company is currently in negotiation with IBM Credit Corporation regarding payment terms for indebtedness incurred under the terminated agreement. In addition, the Company has secured increased credit lines with certain current vendors and is negotiating with other vendors for additional lines of credit.


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

During 1998 civil actions were filed against the Company, certain officers, and the Board of Directors. The complaints allege violations of the Securities Exchange Act of 1934 resulting from alleged nondisclosures and misrepresentations of information concerning the Company's financial results and future prospects due to accounting irregularities. On February 17, 1999, the Company announced that it had agreed to a stipulation of settlement of the consolidated securities class action lawsuits filed in 1998. The stipulation of settlement was filed in federal court in Detroit, Michigan and on May 24, 1999, the Court determined the settlement to be fair. A settlement fund was established to benefit a class of purchasers who bought the Company's stock during the period of May 16, 1996 through February 24, 1998. The fund included $900,000 provided by the Company's insurer and 650,000 shares of the Company's common stock, which the Company issued on June 22, 1999. In agreeing to the proposed settlement, the Company made no admission of any wrongdoing.

On or about October 29, 1998, the Securities and Exchange Commission (the "SEC") informed the Company that it was conducting a formal private investigation of the accounting irregularities experienced by the Company in fiscal years 1996 and 1997. This inquiry is ongoing, and the Company is cooperating with the SEC and providing information as requested.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues decreased 50.0% to $13.2 million for the three months ended June 30, 1999 from $26.4 million for the same period in 1998. For the six months ended June 30, 1999, total revenue decreased 38.9% to $27.5 million from $45.1 million in 1998. The decrease was due to the expiration of the Company's blanket purchase order with the State of Michigan on September 30, 1998 and a change in the Company's sales and marketing strategy. Product sales to the State of Michigan during the six months ended June 30, 1998 totaled approximately $12.8 million.

In prior periods, the Company would sell equipment and absorb the full burden of financing those sales to its government and major commercial customers. During the six months ending June 30, 1999, the Company worked with key vendors to pass through hardware sales directly to the vendor. This allows the vendor to absorb the risk and burden of financing the equipment component of the sale. As a result, the Company recognized a commission on the sale without the risk and cost associated with carrying a receivable. This change was implemented as part of the Company's strategic move towards service sales with less emphasis on the hardware component of its business. On an equalized basis, the assignment of the pass through equipment sales would have accounted for approximately $9.9 million in gross product revenue for the six months ending June 30, 1999.

Product sales decreased $12.5 million, or 60.7%, and $17.4 million, or 50.2%, respectively, for the three and six months ended June 30, 1999. This decrease is directly related the termination of the Company's State of Michigan master contractor agreement and non-recurring project revenues in 1998. Service revenues decreased to $5.1 million and accounted for 38.4% of total revenues in the three months ended June 30, 1999 compared to $5.7 million, or 21.5% of total revenues, in the corresponding period of 1998. For the six months ended June 30, 1999, service revenues decreased slightly to $10.3 million from $10.5 million for the same period in 1998. However, the percent of total revenues increased for the six months ended June 30, 1999 to 37.5% from 23.4% for the same period in 1998.

COST OF REVENUES. The cost of revenues decreased to 79.0% of total revenues for the three months ended June 30, 1999, from 81.5% during the corresponding period of 1998. For the six months ended June 30, 1999, the cost of revenues decreased to 78.2% from 82.4% during the corresponding period of 1998. The cost of product sales increased to 83.3% of product sales revenue for the three months ended June 30, 1999 compared to 80% for the same period in 1998. The Company attributes the increase primarily to high margin, non-recurring project sales during the three months ended June 30, 1998. The cost of product sales for the six months ended June 30, 1999 decreased to 78.7% from 80.1% for the same period in 1998. The Company attributes the decrease primarily to the success of its efforts to negotiate discounts from suppliers and involve key vendors in financing large equipment sales. The cost of service revenue decreased to 72.1% of service revenues for the three months ended June 30, 1999, from 87.1% for the same period in 1998. For the six months ended June 30, 1999, the cost of service revenue decreased to 77.2% from 89.8% for the same period in 1998. The decreases were due primarily to the Company's continued effort to manage external labor costs, increase internal technical workforce utilization and evaluate service work pricing. Internal productivity improved, as only 4% of the total technical cost for the six months ended

June 30, 1999 was attributed to pre- and post-sale field support, compared to approximately 10% during the same period in the prior year.

OPERATING EXPENSES. Selling, general and administrative expense increased to 21.8% of total revenue for the three months ended June 30, 1999 compared to 17.4% of total revenue for the same period in 1998. For the six months ended June 30, 1999, selling, general and administrative expenses increased to 21.2% of total revenues from 19.3% of total revenues for the same period in 1998. Total cost of selling, general and administrative expenses remained level in the second quarter of 1999 as the Company continued to manage overhead. The change in percent of revenue was due to the decline in product sales during the first six months of 1999.




OTHER (EXPENSE) INCOME. Interest expense for the three months ending June 30, 1999 was slightly lower when compared to the same period in 1998. For the six months ended June 30, 1999, interest expense was $.2 million lower than for the same period in 1998. The decrease reflects lower average borrowings in 1999 due to the Company's collection of accounts receivables and repayment of bank indebtedness. Other income increased by $.7 million for the three months ended June 30, 1999 over the same period in 1998. The increase resulted from the reversal of certain accrued costs due to the final settlement of the Company's shareholder lawsuit which was completed during the second quarter of 1999, and was partially offset by a loss on sale of non-revenue producing assets. The disposal of the assets was related to the closure of two sales offices.

FINANCIAL CONDITION

         As of June 30, 1999, cash and investments totaled $1.9 million, a decrease of $.8 million from December 31, 1998. Cash used in operating activities during the first six months of 1999 was $2.0 million. The primary use of the cash was the reduction in accounts payable of $2.3 million. The Company, in accordance with its bank financing agreement, applies all available cash to its outstanding line of credit balance. Daily working capital requirements are managed through daily borrowings.

         The Company finances its working capital needs primarily through its line of credit agreement with Foothill. The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate and have a term extending to September 30, 2001. As of June 30, 1999, the line of credit under the Foothill Agreement bore interest at rates between 8.0% and 8.75%. As of June 30, 1999, the line of credit collateral formula permitted borrowings of up to $5.2 million, of which $3.8 million was outstanding.

         The agreement in effect at June 30, 1999 contains certain financial covenants related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), net worth and capital expenditures. There are other covenants that require the Company's receivables to be genuine and free of all other encumbrances and require the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. At June 30, 1999, due primarily to the Company's action to fund the settlement fund related to its shareholder lawsuit and other non cash adjustments at December 31, 1998 (See
Part II, Item 1-"Legal Proceedings"), the Company was not in compliance with the EBITDA covenant. However, the Company has received the necessary waivers from Foothill and the Company's access and use of the line of credit was not affected. In the event that the Company would be unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current credit agreement were demanded by Foothill, the Company's financial condition would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

         The Company also entered into a finance agreement with IBM Credit Corporation which as of June 30, 1999, extended a maximum of $2,000,000 to be used exclusively for the acquisition of inventory for resale. Use of this credit line was at the Company's option. As collateral for payment of all debt incurred under this agreement, as IBM

Credit Corporation was granted a first security interest in the Company's inventory equal to the amount of the outstanding debt. This agreement allowed for thirty-day interest free financing of eligible inventory and a variable discount off of invoice for eligible product purchases paid for within fifteen days from the date of invoice. The Company or the lender could terminate this agreement at any time. The terms and conditions of this financing agreement could be changed at the discretion of IBM Credit Corporation. The amount outstanding at June 30, 1999 was approximately $1.3 million, and has been included in accounts payable.

         In May 1999, the Company was informed its financing agreement with IBM Credit Corporation would be terminated as of July 26, 1999 due to a change in the Company's method of handling the fulfillment of customer orders as it relates to product sales. The Company is currently in negotiation with IBM Credit Corporation regarding payment terms for indebtedness incurred under the terminated agreement. In addition, the Company has secured increased credit lines with certain current vendors and is negotiating with other vendors for additional lines of credit.

         The Company's working capital deficiency as of June 30, 1999 was $2.6 million. The Company believes that the combination of present cash balances, future operating cash flows, and working capital provided by the Foothill Agreement or alternate working capital financing secured by the Company will be adequate to fund the Company's internal growth and current short and long term cash flow requirements.

         Upon completion of its merger with Information Architechs (See Part II,
Item 5. - "Other Information") the Company believes that additional financing resources will be available and certain synergies relating to business opportunities and operations will be realized to help the Company maintain profitability. However, the Agreement and Plan of Merger requires the Company to conduct business in the usual and ordinary course but under certain restrictions and limitations. These restrictions and limitations, in the aggregate, could have a material effect on the Company's ability to quickly respond to changes in its business.

YEAR 2000 COMPLIANCE

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which the Company has exposure to Y2K issues. Phase I was completed in 1998. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by mid 1999. Those plans have now been developed and implementation has begun. Phase III, to be completed by the end of the third quarter of 1999, is the final testing of each major area of exposure to ensure compliance. In implementing its three-phase program, the Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) customer relationships and equipment applications and (3) third-party consultant and vendor relationships.

         The Company, in accordance with Phase I of the program, conducted an internal review and inventory of all systems (including information technology and non-information technology systems), and contacted all critical suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications were identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting system was completely replaced as of January 1, 1999. In the customer and equipment area, the Company has included Y2K requirements on all purchase orders issued to vendors and has included a Y2K disclaimer on all customer invoices. As a result of its Phase I assessment of its non-information technology systems, the Company does not believe it will incur significant costs remediating those systems for Y2K compliance. In the third-party consultant and vendor area, most of the parties contacted by the Company stated that they expect to be Y2K compliant by 2000.

         The Company spent approximately $154,000 in 1998 to replace its core financial and reporting systems and have spent 520 man hours through June 30, 1999 to bring the systems network, and financial and informational system applications into Y2K compliance at an estimated cost of $26,000. Because of the Company's expertise in this area, internal personnel are undertaking the majority of this work. The Company does not expect to incur significant additional costs in connection with remediation in the customer and equipment area and the third party consultants and vendor area.

         The Company believes that its most reasonably likely worst case Y2K scenario is that certain vendors fail to supply the Company with products that are Y2K compliant, which are then sold to the Company's customers, and that certain vendors will be unable to provide the Company with needed products or services due to the failure of the vendor to be Y2K compliant. In such cases, the Company plans to use its expertise in this area to work with its customers to provide Y2K remediation and seek out alternative Y2K compliant vendors. It is uncertain how the Company might be effected by the occurrence of its most reasonable likely worst case scenario. However, in the event of such an occurrence, the Company's revenue, net income or financial condition could be materially adversely effected. The Company is continuing to review contingency plans to evaluate Y2K business interruption scenarios, but has not established a timetable for completion of a formal plan.

         The foregoing disclosure contains information regarding Y2K readiness that constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.




FORWARD-LOOKING STATEMENTS

           The foregoing discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. These include general business conditions, continuing favorable economic conditions, the failure of Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company operates, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the impact of undetected errors or defects associated with Y2K date functions on the Company's current products and internal systems, the willingness of the Company's bank lender to continue to lend under the credit facility or the Company's ability to secure alternative working capital financing, the Company's ability to secure credit lines replacing its terminated agreement with IBM Credit Corporation, the relative uncertainties in the market direction of emerging technologies, the Company's ability to retain its commercial and governmental contracts, a lack of market acceptance of the Company's products and services and the ability of the Company to complete its merger with Information Architects.


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

         The Company's earnings are affected by changes in short-term interest rates as a result of its use of bank (line of credit) financing for working capital. If market interest rates based on the prime lending rate average 2% more in 1999 than they did during 1998, the Company's interest expense, after considering the effects of interest income, would increase, and income before taxes for the six months ending June 30, 1999 would decrease by approximately $45,000 assuming comparable average borrowings. These amounts are determined by considering the impact of the hypothetical change in the interest rates on the Company's borrowing cost and short-term investment balances, if any. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.








                           PART II. OTHER INFORMATION

ITEM 1.  - LEGAL PROCEEDINGS

Class Action Litigation
  On February 17, 1999, the Company announced that it had agreed to a stipulation of settlement of the consolidated complaint in the shareholder class action lawsuit captioned, In Re: Data Systems Network Corporation Securities Litigation, Case No. 98-70854. The stipulation of settlement was filed in federal court in Detroit, Michigan and the court determined the settlement to be fair on May 24, 1999. Under the terms of the settlement, and subject to various conditions, the Company created a gross settlement fund. The fund benefits a settlement class of purchasers who bought the Company's stock during the period of May 16, 1996 through February 24, 1998. The fund is comprised of $900,000 provided by the Company's insurer, and 650,000 shares of the Company's common stock which were issued June 22, 1999. In agreeing to the settlement, the Company and individual defendants made no admission of any wrongdoing.

Securities and Exchange Commission Investigation
         On or about October 29, 1998, the Securities and Exchange Commission ("SEC") informed the Company that it was conducting a formal private investigation of the accounting irregularities experienced by the Company in the fiscal years 1996 and 1997. This inquiry is ongoing, and the Company is cooperating with the SEC and providing information as requested.

ITEM 5.  - OTHER INFORMATION

         On January 31, 1999, the Company signed a definitive merger agreement with Alydaar Software Corporation, doing business as Information Architechs (Nasdaq/NMS"IARC") of Charlotte, North Carolina. Under the terms of the agreement, approved by the Board of Directors of both companies. Information Architects will exchange approximately 3.8 million shares of its common stock for all outstanding shares of the Company's stock (based upon Information Architects closing stock price on August 3, 1999). The merger is subject to shareholder approval and satisfaction of certain other conditions, including settlement of the Company's outstanding shareholder lawsuit (See Part II, Item
1. - "Leagal Procedings"). Information Architechs is listed on the NASDAQ and had a closing stock price on August 3, 1999 of $2.1875 per share.

         Information Architechs is a worldwide developer of Enterprise Information Portals and provides management consulting, design, development and deployment of Virtual Information Solutions. Additionally, Information Architechs assists organizations in modernizing their current legacy information systems, and offers Y2K services utilizing SmartCode Technology.

ITEM 6.  - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         A list of the exhibits required to be filed, as part of this Form 10-Q is included under the heading "Exhibit Index" in this Form 10-Q and incorporated herein by reference.

(b) REPORTS ON FORM 8-K The Company did not file any reports or Form 8-K in the second quarter 1999.


                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATA SYSTEMS NETWORK CORPORATION

By:/s/ Michael W. Grieves                                  Date: August 10, 1999
       ------------------
Michael W. Grieves
Chairman of the Board, President and Chief
Executive Officer (Duly Authorized Officer)

By:/s/ John O. Lychos Jr.                                  Date: August 10, 1999
       ------------------
John O. Lychos Jr.
Vice President, Treasurer and Chief Financial Officer
(Principle Financial Officer)

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

27                            Financial Data Schedule