Form 10-Q
period 1999-09-30
DATA SYSTEMS NETWORK CORP
filed 1999-11-12
CIK 926849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C, 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended SEPTEMBER 30, 1999

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

     Common Stock, $.01 Par Value - 5,509,224 shares as of November 11, 1999

                          PART I. FINANCIAL INFORMATION



ITEM I.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets as of September 30, 1999 and December 31,1998                        3

Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 1999 and September 30 1998                                                         4

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 1999 and September 30 1998                                                         5

Notes to Consolidated Financial Statements for the Nine Months
Ended September 30, 1999 and September 30 1998                                                   6


                        DATA SYSTEMS NETWORK CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                                            1999                 1998
                                                                                        -------------        ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                             $ 1,647,968         $ 2,695,863
   Accounts receivable (net of allowance of $245,000 and $561,600
      at September 30, 1999 and December 31, 1998 respectively).                           9,262,399          11,339,484
   Notes receivable                                                                           50,000              60,000
   Inventories                                                                               827,099           1,296,145
   Other current assets                                                                    1,253,041             347,983
                                                                                         -----------         -----------
         Total current assets                                                             13,040,507          15,739,475

PROPERTY AND EQUIPMENT, net                                                                1,501,320           2,522,978

GOODWILL, (net of amortization of $515,563 and $388,438 at
  September 30, 1999 and December 31, 1998 respectively.)                                  2,874,445           3,001,570

OTHER ASSETS                                                                                 361,780           1,202,298
                                                                                         -----------         -----------

TOTAL ASSETS                                                                             $17,778,052         $22,466,321
                                                                                         ===========         ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Bank line of credit                                                                     5,009,473           3,231,287
   Foothill term loan                                                                        706,096                   -
   Accounts payable                                                                        5,237,686           9,640,159
   Accrued liabilities                                                                     2,008,640           2,390,906
   Shareholder Settlement Liability                                                                -           1,768,000
   Deferred maintenance revenues                                                           1,820,296           3,865,320
                                                                                         -----------         -----------
         Total current liabilities                                                        14,782,191          20,895,672

COMMITMENTS and CONTINGENCIES                                                                      -                   -


STOCKHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares, none outstanding Common stock
   ($.01 par value; authorized 10,000,000
      shares; issued and outstanding  5,509,224 and 4,859,224
      at September 30, 1999 and December 31, 1998 respectively.)                              55,092              48,592
   Additional paid-in capital                                                             18,575,219          17,951,219
   Accumulated deficit                                                                   (15,634,450)        (16,429,162)
                                                                                         -----------         -----------
         Total stockholders' equity                                                        2,995,861           1,570,649
                                                                                         -----------         -----------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                              $17,778,052         $22,466,321
                                                                                         ===========         ===========



        See Accompanying Notes to the Consolidated Financial Statements.

                        DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE THREE MOHNTHS ENDED SEPTEMBER 30,


                                                                         UNAUDITED                UNAUDITED
                                                                           1999                     1998
                                                                  -------------------       -------------------
REVENUES:
        Product revenue                                           $         7,076,828       $        18,258,545
        Service revenue                                                     4,925,682                 6,123,205
                                                                  -------------------       -------------------
             Total revenues                                                12,002,510                24,381,750

COST OF REVENUES:
        Cost of products                                                    6,005,935                15,699,190
        Cost of services                                                    3,971,725                 4,733,627
                                                                 --------------------      --------------------
             Total cost of revenues                                         9,977,660                20,432,817

GROSS PROFIT                                                                2,024,850                 3,948,933

OPERATING EXPENSES:
        Selling expenses                                                    1,109,725                 2,588,608
        General and administrative expenses                                   971,136                 1,167,788
                                                                 --------------------      --------------------
             Total operating expenses                                       2,080,861                 3,756,396

INCOME (LOSS) FROM OPERATIONS                                                 (56,011)                  192,537

OTHER INCOME (EXPENSE):
        Shareholder Settlement                                                      -                         -
        Loss on Sale of Equipment                                                   -                         -
        Interest income (expense)                                            (122,753)                 (181,097)
        Other income (expense)                                                209,105                   139,780
                                                                 --------------------      --------------------
                                                                               86,352                   (41,317)

Income (Loss) from continuing operations                                       30,341                   151,220


(Loss) from operations of Unified Network Services                                  -                         -
                                                                 --------------------      --------------------

NET INCOME (LOSS)                                                $             30,341      $            151,220
                                                                 ====================      ====================

Income (Loss) per common share - basic and diluted
  Continuing operations                                                          0.01                      0.03
  Discontinued operations                                                           -                         -
                                                                 --------------------      --------------------

  Net gain  (loss) per common share                              $               0.01      $               0.03
                                                                 ====================      ====================

Weighted average shares outstanding                                         5,509,224                 4,859,224
                                                                 ====================      ====================


                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                       UNAUDITED                 UNAUDITED
                                                                          1999                      1998
                                                                   --------------------     -------------------
REVENUES:
        Product revenue                                            $         24,296,691     $        52,846,174
        Service revenue                                                      15,269,461              16,681,298
                                                                   --------------------     -------------------
             Total revenues                                                  39,566,152              69,527,472

COST OF REVENUES:
        Cost of products                                                     19,558,779              43,423,438
        Cost of services                                                     11,960,840              14,211,756
                                                                   --------------------     -------------------
             Total cost of revenues                                          31,519,619              57,635,194

GROSS PROFIT                                                                  8,046,533              11,892,278

OPERATING EXPENSES:
        Selling expenses                                                      4,295,658               7,578,460
        General and administrative expenses                                   3,623,913               4,908,937
                                                                   --------------------     -------------------
             Total operating expenses                                         7,919,571              12,487,397

INCOME (LOSS) FROM OPERATIONS                                                   126,962                (595,119)

OTHER INCOME (EXPENSE):
        Shareholder Settlement                                                1,137,500                       -
        Loss on Sale of Equipment                                              (385,419)                      -
        Interest income (expense)                                              (311,689)               (515,326)
        Other income (expense)                                                  227,358                 254,278
                                                                   --------------------     -------------------
                                                                                667,750                (261,048)

Income (Loss) from continuing operations                                        794,712                (856,167)


(Loss) from operations of Unified Network Services                                    -                 (80,750)
                                                                   --------------------     -------------------

NET INCOME (LOSS)                                                  $            794,712     $          (936,917)
                                                                   ====================     ===================

Income (Loss) per common share - basic and diluted
  Continuing operations                                                            0.16                   (0.18)
  Discontinued operations                                                             -                   (0.01)
                                                                   --------------------     -------------------

  Net gain (loss) per common share                                 $               0.16     $             (0.19)
                                                                   ====================     ===================

Weighted average shares outstanding                                           5,102,081               4,859,224
                                                                   ====================     ===================


                        DATA SYSTEMS NETWORK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                          1999                       1998
                                                                                  ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income  (loss)                                                           $          794,712         $         (936,917)
     Adjustments to reconcile net income  (loss)
                     to net cash used in operating activities:
              Depreciation and amortization                                                  806,899                    861,534
              Loss on disposition of assets                                                  385,419                          -
              Gain on disposal of UNS                                                              -                    866,335
              Changes in assets and liabilities that provided (used) cash net of effects of discontinued operations:
              Investments                                                                          -                  6,203,361
              Accounts receivable                                                          2,077,085                  7,078,388
              Notes receivable                                                                10,000                    (20,768)
              Inventories                                                                    469,046                    (72,216)
              Other current assets                                                          (905,058)                   283,162
              Service Parts                                                                        -                     80,167
              Other assets                                                                   840,518                   (674,187)
              Accounts payable                                                            (4,402,473)                (2,033,868)
              Accrued liabilities                                                           (382,266)                  (759,461)
              Shareholder Settlement                                                      (1,768,000)                         -
              Deferred maintenance revenues                                               (2,045,024)                 1,091,842
                                                                                  ------------------         ------------------
              Net cash provided by (used in) operations                                   (4,119,142)                11,967,371
                                                                                  ------------------         ------------------



CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment, net                                                (43,535)                  (806,778)
   Issuance of common stock and exercise of stock options, net                               630,500                        625
                                                                                  ------------------         ------------------

              Net cash provided by (used in) investing activities                            586,965                   (806,153)
                                                                                  ------------------         ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Net current borrowings (repayment) under bank line of credit                            1,778,186                 (8,674,688)
   Net current borrowings (repayment) under FCC term loan                                    706,096
   Net proceeds (repayment) from capital lease obligation financing                                -                    (60,473)
                                                                                  ------------------         ------------------

              Net cash provided by (used in) financing activities                          2,484,282                 (8,735,161)
                                                                                  ------------------         ------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS                                      (1,047,895)                 2,426,057
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           2,695,863                      5,349
                                                                                  ------------------         ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $        1,647,968         $        2,431,406
                                                                                  ==================         ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

   Cash paid during the period for:
              Interest                                                            $          393,208         $          707,113
                                                                                  ==================         ==================

              Income taxes                                                                         -                          -
                                                                                  ==================         ==================

                        DATA SYSTEMS NETWORK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR QUARTER ENDED SEPTEMBER 30, 1999
                                    UNAUDITED


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

The information provided in this report reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for the fair presentation of the Company's financial position as of September 30, 1999, and the results of its operations and its cash flows for the nine months ended September 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


NOTE B - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company's principal activities involve sales of microcomputer and network hardware and software and the performance of maintenance and advance services, such as network management, imaging and systems consulting, to major corporate and state and local government customers in the United States. The Company has a technical helpdesk center in Louisiana, and 10 direct sales offices located throughout the midwest and eastern United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Unified Network Service, Inc (UNS). The operations of UNS were sold during 1998 and they are shown as discontinued operations (See Note C).

Cash Equivalents and Restricted Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 1999, cash of $1,576,000 was restricted in connection with maintenance agreements. It will become unrestricted as revenue is recognized according to the terms of the agreements.

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


NOTE C - DISCONTINUED OPERATIONS - SALE OF UNIFIED NETWORK SERVICES INC.

In June 1998, the Company sold its 70% interest in its large account network management services operation, Unified Network Services Inc., for cash and notes, and classified the business of UNS as a discontinued operation, effective June 1, 1998. The terms of the sale included $7,000 in cash and a note for $3,000,000, which is secured by the stock of UNS. The buyers also assumed the existing liabilities of UNS. The gain upon disposal of the discontinued operations is net of allowances of $3,000,000 due to the uncertainty of the buyer's ability to repay the note and $814,000 in advances made by the Company for working capital and payment of certain assumed liabilities.

The Company has restated its prior financial statements to present the operating results of the UNS segment as a discontinued operation. The results of operations of the discontinued operations for the nine months ended September 30, 1999 and 1998 are summarized below:

For the nine months ended September 30,                      1999              1998
                                                         -----------      ------------
    Revenues                                             $       -        $    278,060
    Loss from discontinued operations                    $       -        $ (1,686,054)

NOTE D - LINES OF CREDIT

On September 30, 1998 the Company and Foothill Capital Corporation ("Foothill") entered into a new credit facility (the "Foothill Agreement"). The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. The available line of credit at September 30, 1999 was $5.5 million. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate (9.25% at September 30, 1999) and have a term extending to September 30, 2001.

The Company is required to maintain certain financial ratios. At September 30, 1999, the Company was not in compliance with one of the financial ratios and obtained a waiver from Foothill Capital Corporation.

The Company had also previously entered into a secured finance agreement with IBM Credit Corporation, which was to be used exclusively for the acquisition of inventory for resale. In May 1999, the Company was informed that its financing agreement with IBM Credit Corporation would be terminated as of July 26, 1999 due to a change in the Company's method of handling the fulfillment of customer orders as it relates to product sales. As a result of the IBM termination, the Company entered into a term loan with Foothill on September 10, 1999. The amount of the loan is $926,000 and will be repaid at the rate of $75,000 per week. The payments will continue until the earlier of full repayment or December 1, 1999. At December 1, any outstanding principal balance and all accrued and unpaid interest shall be payable. The term loan bears interest at two percentage points (2%) above Norwest Bank's prime rate.


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

RESULTS OF OPERATIONS

REVENUES. Total revenues decreased 50.8% to $12.0 million for the three months ended September 30, 1999 from $24.4 million for the same period in 1998. For the nine months ended September 30, 1999, total revenue decreased 43.1% to $39.6 million from $69.5 million in 1998. The majority of the decrease was due to the expiration of the Company's blanket product purchase order with the State of Michigan on September 30, 1998. Product sales to the State of Michigan during the nine months ended September 30, 1998 totaled approximately $16.0 million. Total revenue was also effected by the Company's realignment of its geographical sales structure, change in its sales strategy and focus on core lines of business, as described below. In addition, the Company completed non-recurring project work in 1998.

In prior periods, the Company would sell equipment and absorb the full burden of financing those sales to its government and major commercial customers. During the nine months ending September 30, 1999, the Company worked with key vendors to pass through hardware sales directly to the vendor. This allows the vendor to absorb the risk and burden of financing the equipment component of the sale. As a result, the Company recognized a commission on the sale without the risk and cost associated with carrying a receivable. This change was implemented as part of the Company's strategic move towards service sales with less emphasis on the hardware component of its business. On an equalized basis, the assignment of the pass through equipment sales would have accounted for approximately $9.9 million in gross product revenue for the nine months ending September 30, 1999.

Product sales decreased $11.2 million, or 61.2%, and $28.5 million, or 54.0%, respectively, for the three and nine months ended September 30, 1999. The majority of the decrease was directly related the termination of the Company's State of Michigan blanket product purchase order and the pass through of equipment sales. Also contributing to this decrease was the completion of non-recurring project work in 1998. Service revenues decreased to $4.9 million and accounted for 41.0% of total revenues in the three months ended September 30, 1999 compared to $6.1 million, or 25.1% of total revenues, in the corresponding period of 1998. For the nine months ended September 30, 1999, service revenues decreased to $15.3 million from $16.7 million for the same period in 1998. However, service revenues as a percentage of total revenues increased for the nine months ended September 30, 1999 to 38.6% from 24.0% for the same period in 1998 due to the Company's change in sales strategy described above.

COST OF REVENUES. The cost of revenues decreased to 83.1% of total revenues for the three months ended September 30, 1999, from 83.8% during the corresponding period of 1998. For the nine months ended September 30, 1999, the cost of revenues decreased to 79.7% from 82.9% during the corresponding period of 1998. The cost of product sales decreased to 84.9% of product sales revenue for the three months ended September 30, 1999 compared to 86.0% for the same period in 1998. The cost of product sales for the nine months ended September 30, 1999 decreased to 80.5% from 82.2% for the same period in 1998. The Company attributes the respective three and nine-month decreases primarily to the success of its efforts to negotiate discounts from suppliers and involve key vendors in financing large equipment sales. The cost of service revenue increased to 80.6% of service revenues for the three months ended September 30, 1999, from 77.3% for the same period in 1998. The Company attributes this increase to non-recurring low margin third party services. For the nine months ended September 30, 1999, the cost of service revenue decreased to 78.3% from 85.2% for the same period in 1998. The decrease was due primarily to the Company's continued effort to manage external labor costs, increase internal technical workforce utilization and increase high end network service work. Internal productivity improved, as only 3.8% of the total technical cost for the nine months ended September 30, 1999 was attributed to pre- and post-sale field support, compared to approximately 10% during the same period in the prior year.

OPERATING EXPENSES. Selling, general and administrative expense increased to 17.3% of total revenue for the three months ended September 30, 1999 compared to 15.4% of total revenue for the same period in 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses increased to 20.0% of total revenues from 18.0% of total revenues for the same period in 1998. Total cost of selling, general and administrative expenses decreased for the three and nine months ended September 30, 1999 as the Company continued to manage overhead. The change in percent of revenue was due to the decline in product sales during the first nine months of 1999.


OTHER (EXPENSE) INCOME. Interest expense decreased almost $60,000 or 32% for the three months ending September 30, 1999 compared to the same period in 1998. For the nine months ended September 30, 1999, interest expense was $.3 million lower than for the same period in 1998. The decrease reflects lower average borrowings in 1999. Other income reflected a $69,000 or 49.6% increase for the three months ended September 30, 1999 over the same period in 1998. The increase resulted from the negotiated settlement of a vendor dispute, which was accrued for in 1998 and resolved during the third quarter of 1999.

FINANCIAL CONDITION

         As of September 30, 1999, cash and investments totaled $1.7 million, a decrease of $1.0 million from December 31, 1998. Cash used in operating activities during the first nine months of 1999 was $4.1 million. The primary use of the cash was the reduction in accounts payable of $4.4 million. The Company, in accordance with the Foothill Agreement, applies all available cash to its outstanding line of credit balance. Daily working capital requirements are managed through daily borrowings.

         The Company finances its working capital needs primarily through its line of credit agreement with Foothill. The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate and have a term extending to September 30, 2001. As of September 30, 1999, the line of credit under the Foothill Agreement bore interest at a rate of 9.25%. As of September 30, 1999, the line of credit collateral formula permitted borrowings of up to $5.5 million, of which $5.0 million was outstanding.

         The Foothill Agreement contains certain financial covenants related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), net worth and capital expenditures. There are other covenants that require the Company's receivables to be genuine and free of all other encumbrances and require the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. At September 30, 1999, due primarily to the Company's action to fund the settlement fund created as part of the settlement of a shareholder lawsuit in June 1999, the Company was not in compliance with the EBITDA covenant. However, the Company has received the necessary waivers from Foothill and the Company's access and use of the line of credit has not been affected. In the event that the Company would be unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the Foothill Agreement were demanded by Foothill, the Company's financial condition would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

The Company had also previously entered into a secured finance agreement with IBM Credit Corporation, which was to be used exclusively for the acquisition of inventory for resale. Use of this credit line was at the Company's option. In May 1999, the Company was informed that its financing agreement with IBM Credit Corporation would be terminated as of July 26, 1999 due to a change in the Company's method of handling the fulfillment of customer orders as it relates to product sales. As a result of the IBM termination, the Company entered into a term loan with Foothill on September 10, 1999. The amount of the loan is $926,000 and will be repaid at the rate of $75,000 per week. The payments will continue until the earlier of full repayment or December 1, 1999. At December 1, any outstanding principal balance and all accrued and unpaid interest shall be payable. The term loan bears interest at two percentage points (2%) above Norwest Bank's prime rate. The Company has also secured increased credit lines with certain current vendors and continues to negotiate with other vendors for additional lines of credit.

         The Company's working capital deficiency as of September 30, 1999 was $1.7 million. Despite the termination of the Company's planned merger with Information Architects (see Part II, Item 5 - "Other Information"). The Company believes that the combination of present cash balances, future operating cash flows, and working capital provided by the Foothill Agreement or alternate working capital financing secured by the Company will be adequate to fund the Company's internal growth and current short and long term cash flow requirements.




YEAR 2000 COMPLIANCE

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which the Company has exposure to Y2K issues. Phase I was completed in 1998. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by mid 1999. Those plans have been developed and implementation has been completed except for a phone system, which is being replaced as discussed below. Phase III, which is scheduled to be completed by the end of the third quarter of 1999, is the final testing of each major area of exposure to ensure compliance. The only area that remains to be tested is the security systems in place at the Company's individual offices. This Y2K compliance audit and remediation effort for the security system is currently in progress. In implementing its three-phase program, the Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) customer relationships and equipment applications and
(3) third-party consultant and vendor relationships.

         The Company, in accordance with Phase I of the program, conducted an internal review and inventory of all systems (including information technology and non-information technology systems), and contacted all critical suppliers to determine major areas of exposure to Y2K issues. In the financial and information system applications area, most applications were identified as Y2K compliant due to their recent implementation. In addition, the Company's core financial and reporting system was completely replaced as of January 1, 1999 which brought this critical area into Y2K compliance. In the customer relationships and equipment applications area, the Company has completed all remediation and testing efforts except for the phone system being utilized by the Grand Rapids office. This system is scheduled for replacement by November 1, 1999 when the Grand Rapids office is moved. The new phone system is certified Year 2000 ready by its manufacturer. As a result of its Phase I assessment of its non-information technology systems, the Company does not believe it will incur significant costs remediating those systems for Y2K compliance. In the third-party consultant and vendor relationships area, most of the parties contacted by the Company stated that they expect to be Y2K compliant by 2000. Additionally, the Company has included Y2K requirements on all purchase orders issued to vendors and has included a Y2K disclaimer on all customer invoices.

         The Company spent approximately $154,000 in 1998 to replace its core financial and reporting systems and has spent 780 man hours through September 30, 1999 to bring the systems network, and financial and informational system applications into Y2K compliance at an estimated cost of $39,000. Because of the Company's expertise in this area, internal personnel are undertaking the majority of this work. The Company estimates a minimal amount of Y2K compliance costs to be incurred during the remainder of the year.

         The Company believes that its most reasonably likely worst case Y2K scenario is that certain vendors fail to supply the Company with products that are Y2K compliant, which are then sold to the Company's customers, and that certain vendors will be unable to provide the Company with needed products or services due to the failure of the vendor to be Y2K compliant. In such cases, the Company plans to use its expertise in this area to work with its customers to provide Y2K remediation and seek out alternative Y2K compliant vendors. It is uncertain how the Company might be effected by the occurrence of its most reasonable likely worst case scenario. However, in the event of such an occurrence, the Company's revenue, net income or financial condition could be materially adversely effected. The Company's contingency plan is in progress and will continue into the Year 2000.

         The foregoing disclosure contains information regarding Y2K readiness that constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.




FORWARD-LOOKING STATEMENTS

           The foregoing discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. These include, among others, general business conditions, continuing favorable economic conditions, the ability of Company's customers to fulfill contractual commitments, the ability of the Company to recruit and retain qualified personnel, the ability of the Company to develop and sustain new customers in geographic areas in which the Company operates, the ability of management to implement new systems to manage the Company's growth effectively and efficiently, the impact of undetected errors or defects associated with Y2K date functions on the Company's current products and internal systems, the willingness of the Company's bank lender to continue to lend under the credit facility or the Company's ability to secure alternative working capital financing, the relative uncertainties in the market direction of emerging technologies, the Company's ability to retain its commercial and governmental contracts, continued market acceptance of the Company's products and services, the ability of the Company to successfully realign its geographical sales structure, change its sales strategy and focus on its core lines of business, changes in business strategy or development plans, business disruptions, adverse publicity, and liability and other claims asserted against the Company.


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

         The Company's earnings are affected by changes in short-term interest rates as a result of its use of bank (line of credit) financing for working capital. If market interest rates based on the prime lending rate average 2% more in 1999 than they did during 1998, the Company's interest expense, after considering the effects of interest income, would increase, and income before taxes for the nine months ending September 30, 1999 would decrease by approximately $66,000 assuming comparable average borrowings. These amounts are determined by considering the impact of the hypothetical change in the interest rates on the Company's borrowing cost and short-term investment balances, if any. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.








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

ITEM 5.  - OTHER INFORMATION

         As previously reported, on September 15, 1999, the Company and Information Architects of Charlotte, North Carolina mutually agreed to terminate their Agreement and Plan of Merger dated January 31, 1999. As a result of the termination, Information Architects signed a promissory note due Data Systems in the amount of $250,000 as reimbursement for expenses incurred as a result of the terminated merger. The note will be repaid in 10 equal installments of $25,000 commencing October 1, 1999 and ending July 1, 2000. The note will accrue interest of 10% per annum on the unpaid principal portion.

         On October 11, 1999, the Company announced the resignation of Mr. Richard Burkhart, Outside Director of the Company from the Board of Directors. Mr. Burkhart sighted personal reasons for his decision and sighted no disagreement with the Company on any matter relating to the Company's operating policies or practices as the basis for his action. The Company also announced the appoinment of Mr. Steve Ross to the Board of Directors.

ITEM 6.  - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         A list of the exhibits required to be filed, as part of this Form 10-Q is included under the heading "Exhibit Index" in this Form 10-Q and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K
             The company filed the following report on Form 8K in the third quarter of 1999:

         Date                 Information Reported
         ----                 --------------------
         October 1, 1999      Item 5

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATA SYSTEMS NETWORK CORPORATION

By: /s/ Michael W. Grieves                         Date: November 12, 1999
    ----------------------
Michael W. Grieves
Chairman of the Board, President and Chief
Executive Officer (Duly Authorized Officer)

By: /s/ Michael Jansen
   -----------------------
Vice President, Interim Chief Financial Officer    Date: November 12, 1999
(Principle Financial Officer)

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------
10.1                                         Consolidated Termination agreement and Release,
                                             dated September 15, 1999, filed as Exhibit 99.1 to the
                                             Company's Current report on Form 8K on October 1,
                                             1999 (File no. 1-13424) and incorporated herein by
                                             reference.

10.2                                         Amendment No. 1 to Loan and Security
                                             Agreement dated September 10, 1999

27.1                                         Financial Data Schedule.
