Form 10-K
period 1999-03-31
DATA SYSTEMS NETWORK CORP
filed 2000-03-30
CIK 926849

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      For the year ended December 31, 1999
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the voting stock of the registrant held by non-affiliates (4,824,224 shares) on March 8, 2000 was $6,937,234. For purposes of this computation only, all executive officers, directors and beneficial owners of more than 5% of the outstanding shares of common stock are assumed to be affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 5,542,448 shares of Common Stock outstanding as of March 8, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.        BUSINESS.

GENERAL

             Data Systems Network Corporation ("Data Systems"), incorporated in Michigan in 1986, provides computer network services and products that allow companies to control their complex distributed computing environments, allowing companies to capitalize on their investments in technology and people. Data Systems' wide range of services includes Applications Development, Network Services, Enterprise Management, Help Desk and Security Services. Data Systems also provides a wide range of network integration services including installation, consultation, technical support and training to governmental and corporate accounts.

             In February 1996, Data Systems acquired 70% of the common stock of Unified Network Services, Inc. ("UNS"), a start-up network management operation based in Raleigh, North Carolina. Data Systems also acquired the Network Systems Group ("NSG") of SofTech, Inc. in September 1996 for 540,000 shares of Data Systems' Common Stock and $890,000 in cash. During 1998, Data Systems sold its interest in UNS, effective June 1, 1998.

RECENT DEVELOPMENTS

               On February 1, 1999, Data Systems announced that a definitive merger agreement was signed with Alydaar Software Corporation now known as Information Architects Corp. of Charlotte, North Carolina. Under the terms of the agreement, approved by the Board of Directors of both companies, Information Architects was to exchange 1.6 million shares of its common stock for all outstanding shares of Data Systems' stock.

               On September 15, 1999, Data Systems and Information Architects mutually agreed to terminate their Agreement and Plan of Merger dated January 31, 1999. As a result of the termination, Information Architects signed a promissory note payable to Data Systems in the amount of $250,000 as reimbursement for expenses incurred as a result of the terminated merger. The note will be repaid in 10 equal installments of $25,000. Payments began October 1, 1999 and will end July 1, 2000. Payments for the period October 1999 through March 2000 have been received.

               On February 17, 1999, Data Systems announced that it had agreed to a stipulation of settlement of the consolidated complaint in the shareholder class action lawsuit captioned, In Re: Data Systems Network Corporation Securities Litigation, Case No. 98-70854. The stipulation of settlement was filed in federal court in Detroit, Michigan and the court determined the settlement to be fair on May 24, 1999. Under the terms of the settlement, and subject to various conditions, Data Systems created a gross settlement fund. The fund benefits a settlement class of purchasers who bought Data Systems' stock during the period from May 16, 1996 through February 24, 1998. The fund was comprised of $900,000 provided by Data Systems' insurer, and 650,000 shares of Data Systems' common stock which were issued June 22, 1999. In agreeing to the settlement, Data Systems and individual defendants made no admission of any wrongdoing.

               On February 18, 2000, Data Systems and TekInsight.Com, Inc. ("TekInsight") entered into an Agreement and Plan of Merger pursuant to which Data Systems will be merged (the "Merger") into Astratek, Inc., a wholly owned and operating subsidiary of TekInsight. In consideration for the Merger, Data Systems' shareholders will receive a number of shares of a new class of TekInsight convertible preferred stock with a value (the "Merger Price") which will equal $12,500,000 if the market price of Tekinsight's common stock at the time of closing (the "Market Price") is less than $5.00 per share, $16,000,000 if the Market Price is between $5.00 and $7.00 per share, and $18,000,000 if the Market Price is over $7.00 per share. The new class of TekInsight convertible preferred stock is proposed to be listed on the Nasdaq Small Cap market, with the aggregate number of such shares to be issued determined by dividing the applicable Merger Price by the Market Price. Completion of the Merger is subject to a number of conditions, including receipt of TekInsight and Data Systems shareholder approval, acceptance by Nasdaq for the listing of the convertible preferred stock and other customary closing conditions. There can be no assurance the Nasdaq listing will be obtained for the newly issued convertible preferred stock, or that any of the closing conditions will be satisfied. Although no assurances can be given, the parties intend to close the merger no later than June 30, 2000.




PRODUCTS AND SERVICES

               Data Systems' principal business is to provide computer network services and products that allow companies to control their complex distributed computing environments. Such services include the design, sale and service of local area networks ("LANs") and wide area networks ("WANs"). Data Systems generates revenues by providing consulting and network installation services, selling add-on hardware components to existing clients and providing after-installation service and support, training services and network management services. Data Systems is an authorized dealer, reseller or integrator for the products of many major vendors, including, but not limited to: Compaq, Sun Microsystems, Dell, Nortel Networks, Hewlett-Packard, Novell, Microsoft, Cisco, Meridian Data, 3COM, Intel, and Oracle. Data Systems has developed applications for remote network management and can sell private label computer systems, primarily to state governments. In addition, the Company provides application development services in database management.

               Resellers who meet specified qualifications receive customer referrals and recommendations and advanced technical assistance and support from certain manufacturers, giving the qualifying resellers a competitive advantage over other resellers in the market. These qualifications vary from manufacturer to manufacturer and typically include some or all of the following components: specific training for technical personnel, specific training for sales personnel, possession of certain advanced equipment, ongoing training requirements, and minimum purchase targets. The process of obtaining and maintaining these manufacturer authorizations is time consuming and has costs associated with obtaining and maintaining a single authorization. These costs include, but are not limited to, acquisition of hardware, software, facilities and spare parts, training fees, personnel and travel expenses and fees paid to the manufacturer for certification.

               Data Systems generally sells equipment in conjunction with its higher margin network engineering services. These services include design, consulting, installation, and network administration for both LANs and WANs. Data Systems provides turnkey implementation and support services and, for some customers, on-site support personnel who work in conjunction with the customer's personnel on a continuous basis.

               Data Systems also provides on-going technical and maintenance support through a variety of service programs tailored to fit each specific customer's service needs and budget. These programs include a two-hour response service for critical network components, help desk, Computer Associates Unicenter and dispatch services. Data Systems generally passes through warranties provided by manufacturers to the purchaser. Data Systems offers no warranty separate from manufacturers' warranties.

MARKETING AND CUSTOMERS

             Data Systems markets its products and services through its internal sales force. Data Systems has sales and service personnel in the following states: Florida, Louisiana, Massachusetts, Michigan and New York. Data Systems has no retail sales outlets and has no intention of entering the retail market.

             Data Systems directs its marketing efforts at state and local governments, Fortune 1000 and middle market corporations and institutional users such as hospitals and universities. Current marketing efforts are generally focused on customers located in the states in which the Company has offices.

             The State of Michigan accounted for 4% of Data Systems' revenue in 1999 and 29% of Data Systems' revenue in each of 1998 and 1997. Purchases by agencies of the State of Michigan were made pursuant to a blanket agreement, which expired in September 1998. Data Systems continues to provide network services and maintenance services to the State of Michigan through a third-party master contractor blanket purchase order. As with all of Data Systems' service contracts and purchase orders, there are no assurances that any contract can be extended further or that, if re-bid, Data Systems will be awarded a new agreement under the same terms and conditions.

             The State of New York accounted for 25% of Data Systems' revenue in 1999 and 12% of Data Systems' revenue in 1998. Data Systems was awarded a three-year contract, renewable in one-year increments, to provide system peripheral equipment. The first year expired May 1999. The contract was renewed and the second year expires May 2000. Data Systems is also an authorized reseller of Novell, Nortel Systems and Cisco products and software to the State of New York.

VENDORS

             Data Systems purchases the microcomputers and related products it sells directly from manufactures and indirectly through distributors such as Merisel, Tech Data and Ingram Micro Corporation. In general, Data Systems must be authorized by a manufacturer in order to sell its products, whether the products are purchased from distributors or directly from manufacturers. Data Systems is an authorized reseller for microcomputers, workstations, and related products of over 50 manufacturers. Sales by Data Systems of products manufactured by Compaq, Hewlett-Packard, Cisco, Novell, Sun Microsystems, Nortel Networks, Dell, and IBM accounted for between 35% an 40% of revenues during each of the last three fiscal years. However, sales of commodity products, such as IBM and Dell, have substantially declined over this period. Typically, vendor agreements provide that Data Systems has been appointed, on a non-exclusive basis, as an authorized reseller of specified products at specified locations. The agreements generally are terminable on 30 to 90 days' notice or immediately upon the occurrence of certain events, and are subject to periodic renewal. The loss of a major manufacturer or the deterioration of Data Systems' relationship with a major manufacturer could have a material adverse effect on Data Systems' business as certain product offerings that are requested by customers would not be available to Data Systems.

             Data Systems determines whether to purchase products from distributors or directly from manufacturers by surveying prices and product availability among the manufacturers and the distributors with whom it has contractual relationships. Distributors, which purchase products in large quantities, often are able to offer a better price on products due to volume discounts granted by manufacturers. Data Systems' agreement with Ingram Micro, through which it made 17.6% of its product purchases in 1999, provides competitive pricing, inventory and asset management terms and conditions. The loss of Data Systems' relationships with distributors could result in higher product prices to Data Systems and potentially reduce Data Systems' profit margins. Data Systems believes, however, that the loss of its relationship with any particular distributor would not have a material adverse effect on Data Systems' results of operations or financial condition due to the availability of other sources of supply.

COMPETITION

             The network integration market is highly competitive. Data Systems competes with different classes of competitors, depending on the type of business opportunity. For project-oriented sales, Data Systems competes with system integrators and with computer hardware manufacturers. Data Systems also competes with a wide variety of local, regional and national hardware resellers for add-on equipment sales. Because Data Systems is not as price-aggressive as some of these competitors, Data Systems relies on its sales force to provide superior servicing and post-sale technical support to maintain its customer relationships. Depending on the customer, Data Systems competes on the basis of technological capability, price, breadth of product offerings and quality of service. Competitors also vary project-to-project depending upon the geographic location of the work to be performed.

             Many competitors are larger than Data Systems and have significantly greater financial, marketing and human resources, and geographic coverage. Data Systems believes that it can compete against these competitors on the basis of its extensive experience in the network integration and management market, authorization to sell a broad range of products and experienced technical staff.

EMPLOYEES

             As of December 31, 1999, Data Systems employed 180 persons, 44 were sales personnel, 118 were service personnel and the remainder were administrative or management personnel. The Data Systems' employees have no union affiliations and Data Systems believes its relationship with its employees is good.


ITEM 2.        PROPERTIES.

             Data Systems' corporate headquarters are located in Farmington Hills, Michigan, in a leased facility consisting of approximately 12,555 square feet of office space rented under a lease expiring in November 2002. Data Systems also leases a technical facility located in Farmington Hills, Michigan with approximately 7,000 square feet rented under a lease expiring in March 2003. Data Systems also has a telephone "help desk" center located in Baton Rouge, Louisiana, which is part of its State of Louisiana maintenance contract, and is located in a facility with 8,200 square feet rented under a lease that expired in November 1999, and is currently leased on a month-to-month basis.

         Data Systems also leases direct sales offices totaling approximately 25,000 square feet under leases with terms of one to five years, in 10 locations in the United States. Data Systems believes that its existing facilities and offices and additional space available to it are adequate to meet its requirements for its present and reasonably foreseeable needs.

ITEM 3.        LEGAL PROCEEDINGS.

                  On or about October 29, 1998, the Securities and Exchange Commission ("SEC") informed Data Systems that it was conducting a formal private investigation of the accounting irregularities experienced by Data Systems in the fiscal years 1996 and 1997. This inquiry is ongoing, and Data Systems is cooperating with the investigation.

             On December 9, 1999, Data Systems filed suit against Unified Network Services, Inc ("UNS") in the State of Michigan, Oakland County Circuit Court. Effective June 1, 1998, Data Systems sold its interest in the UNS subsidiary for $7,000 in cash and a note for $3,000,000, secured by the stock of UNS. The note called for interest only payments to commence July 1, 1998 for a period of twelve months followed by monthly payments of $50,000 plus interest on the unpaid balance until the note is fully repaid at June 1, 2004. Interest was to accrue on the unpaid balance at a per annum rate equal to the Bank One, Michigan prime rate. The suit alleges that UNS breached its agreement with Data Systems by failing and refusing to make payments due on the note. See Item 7 "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 - Discontinued Operations".

             On June 16 1998, Data Systems filed suit in Oakland County Circuit Court, Michigan, against Softech, Inc. alleging that Softech wrongfully retained monies due Data Systems in accordance with the Asset Purchase Agreement dated September 12, 1996. In addition, the suit alleged that Softech owed Data Systems rent under a sublease agreement, had not paid invoices for work completed by Data Systems and also alleged that software acquired by Data Systems in the acquisition of the Network Systems Group did not perform properly. The Complaint alleges fraud, breach of contract, conversion and unjust enrichment (the "Data Allegations").

             Data Systems' claim was dismissed due to the arbitration provision in the Asset Purchase Agreement. On November 3, 1998, Softech, Inc. filed a Demand for Arbitration against Data Systems. Softech alleges that Data Systems breached the September 12, 1996 Asset Purchase Agreement by failure to register shares of stock on a timely basis, monies owed for inventory purchases and receivables, failure to pay for equipment and commissions paid by Softech on behalf of Data Systems, commissions owed to employees of Softech, advances to former employees who became employees of Data Systems and rents. Data Systems filed a counter claim with respect to the Data Allegations in connection with the arbitration. The arbitration hearing is scheduled for June 2000 and Data Systems intends to pursue its counter claim and vigorously defend itself against Softech's claims.


             Other than the above, Data Systems is not party to any other legal proceedings other than routine legal matters arising in the normal course of business, which management believes will not be material to Data Systems' financial condition or operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ending December 31, 1999.



                                     PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

  As of December 31, 1999 Data Systems' Common Stock was traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "DSYS." During 1998, Data Systems was also listed on the Nasdaq SmallCap Market (symbol "DSYS") and on the Pacific Stock Exchange ("PSE") under the symbol "DSY." Due to late SEC filings and other related issues experienced during the first two quarters of 1998, Data Systems was de-listed from Nasdaq and the PSE. The high and low sales prices for the Common Stock on the Nasdaq SmallCap Market and the OTC Bulletin Board during the period from January 1, 1998 through December 31, 1999 are set forth in the following table.

                   1998                   High                Low
                   ----                   ----                ---
               1st Quarter               $14.75              $5.50
               2nd Quarter               $7.25               $0.25
               3rd Quarter               $3.88               $0.75
               4th Quarter               $2.41               $0.75

                   1999                   High                Low
                   ----                   ----                ---
               1st Quarter               $3.13               $1.03
               2nd Quarter               $1.31               $0.81
               3rd Quarter               $1.19               $0.38
               4th Quarter               $1.19               $0.53


                  As of March 8, 2000 the approximate number of record holders and beneficial owners of Data Systems' Common Stock was 2,285 based upon securities position listings information available to Data Systems and the records of Data Systems' transfer agent.

                  Data Systems has never declared or paid any dividends on its capital stock. Data Systems does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Data Systems' Board of Directors and will depend upon, among other things, Data Systems' future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant. Data Systems' primary lender, Foothill Capital Corporation, must also approve any dividend distribution.


ITEM 6.      SELECTED FINANCIAL DATA

             The following is a summary of selected financial data of Data Systems as of, and for each of the five years ended December 31, 1999. The historical financial data has been derived from Data Systems' audited consolidated financial statements for all years presented except for 1995, which remains unaudited. The selected financial data as of and for the years ended December 31, 1996 and 1995 is derived from audited consolidated financial statements of Data Systems, which are not included in this report. The data presented below should be read in conjunction with the financial statements and notes thereto. It should also be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."


STATEMENT OF OPERATIONS DATA:


                                                                          (in thousands except per share data)
                                                                                       (Restated)    (Restated)    (Unaudited)
                                                              1999          1998          1997          1996           1995
                                                              ----          ----          ----          ----           ----
Total revenues                                                  52,825      $ 85,323      $ 85,997      $ 32,577       $ 30,506
        Cost of revenues (1)                                    42,825        71,238        73,516        27,616         27,933
                                                                ------      --------      --------      --------       --------
Gross Profit                                                    10,000        14,085        12,481         4,961          2,573
        Operating expenses                                      10,787        15,365        16,149         8,211          3,228
        Other income (expenses)                                    978        (2,419)         (749)         (185)          (280)
                                                                ------      --------      --------      --------       --------
Income / (Loss) before extraordinary item
and discontinued operations                                        191        (3,699)       (4,417)       (3,435)          (935)
Extraordinary item                                                  -             -             -             75            322
                                                                ------      --------      --------      --------       --------
Income / (Loss) before discontinued operations                     191        (3,699)       (4,417)       (3,360)          (613)

Discontinued Operations (2)
        Loss from Operations of UNS                                  -        (1,686)         (557)         (481)             -
        Gain on Disposal of UNS                                      -           706             -             -              -
                                                               -------      --------      --------      --------       --------

Net Income / (Loss)                                            $   191      $ (4,679)     $ (4,974)     $ (3,841)      $   (613)
                                                               ========     =========     =========     =========      =========

Net Income /(loss) basic and diluted per common share          $  0.04      $  (0.96)     $  (1.15)     $  (1.41)      $  (0.24)
                                                               ========     =========     =========     =========      =========

Weighted average common shares
        Shares outstanding (3)                                   5,205         4,859         4,324         2,719          2,560
                                                               ========     =========     =========     =========      =========


Balance Sheet Data:

                                                                               (in thousands except per share data)
                                                                                       (Restated)    (Restated)    (Unaudited)
                                                                1999          1998          1997          1996           1995
                                                                ----        --------      --------      --------       --------
Total assets                                                    17,308      $ 22,666      $ 45,082      $ 20,565       $ 11,938
Working capital (deficiency)                                    (2,177)       (5,356)       (2,371)       (6,073)         2,040
Current liabilities                                             14,916        21,096        36,659        18,504          8,361
Liabilities from Discontinued Operations                             -             -         2,021         1,945              -
Long term debt                                                       -             -             -            75            100
Stockholder's equity                                             2,392         1,571         6,244         2,396          3,477


(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effect of accounting changes in policies and estimates which are related to and consistent with the restatement of prior financial statements.

(2) See "Note C of Notes to Consolidated Financial Statements" for a discussion of discontinued operations.

(3) Amounts in 1995, and 1996 do not include 300,000 issued and outstanding shares of Data Systems' common stock, which were placed in escrow at the closing of Data Systems' initial public offering and released from escrow in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the financial results for the three-year period ending December 31, 1999 and should be read in conjunction with Data Systems' financial statements and notes thereto.

               The following discussion and analysis contain a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These risks may include the continuation of current favorable economic conditions, the ability of Data Systems' customers to fulfill contractual commitments, the ability of Data Systems to recruit and retain qualified personnel, the ability of Data Systems to develop and sustain new customers, the willingness of Data Systems' bank lender to continue to lend under its current credit facility or Data Systems' ability to secure alternative working capital financing, the relative uncertainties in the market direction of emerging technologies, the potential loss of key personnel, Data Systems' ability to retain its commercial and governmental contracts, the potential lack of market acceptance of Data Systems' products and services, and certain risks associated with the closing of the merger between Data Systems and TekInsight.

                              RESULTS OF OPERATIONS

        For the periods indicated, the following table sets forth selected items from the Company's Consolidated Statements of Operations included in this Report, expressed as a percentage of total revenues:


                                                           YEAR ENDED DECEMBER 31,

                                                     1999          1998         1997
Revenues:                                            ----          ----         ----
              Product revenue                          61.4%         74.5%         78.9%
              Service revenue                          38.6%         25.5%         21.1%
                                                   ----------   -----------  ------------
                                    Total revenues    100.0%        100.0%        100.0%

Cost of Revenues:
              Cost of products                         50.4%         61.2%         68.9%
              Cost of services                         30.7%         22.3%         16.6%
                                                   ----------   -----------  ------------
                            Total cost of revenues     81.1%         83.5%         85.5%

                                      Gross Profit     18.9%         16.5%         14.5%

Operating expense                                      20.4%         18.0%         18.8%
Other income(expense)                                   1.9%         (2.9%)        (0.9%)
                                                   ----------   -----------  ------------




Income /(Loss) before discontinued operations           0.4%         (4.4%)        (5.2%)


Discontinued Operations:
     Loss from operation of UNS                            -         (2.0%)        (0.6%)
     Gain on disposal of UNS                               -          0.8%             -
                                                   ----------   -----------  ------------

Net Income / (Loss)                                     0.4%         (5.6%)        (5.8%)
                                                   ==========   ===========  ============


                          YEAR ENDED DECEMBER 31, 1999
                    COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES.

         Data Systems' total revenues declined to $52.8 million in 1999, compared to $85.3 million in 1998. The decline (38.1%) is the cumulative effect of the termination of a specific product sales contract, non-recurring product project work and a change in sales strategy to an emphasis on service sales.

         The Data Systems' product sales component of the business declined to $32.4 million in 1999 from $63.5 million in 1998 due primarily to the completion and expiration on September 30, 1998, of Data Systems' master contractor purchase order with the State of Michigan. Product sales to the State of Michigan were made under that agreement and accounted for $17.1 million in sales in 1998. The State of Michigan continues to buy network services and service maintenance contracts from Data Systems. Non-recurring product project work completed in 1998 for Hooper Homes and the State of Louisiana accounted for $4.7 million and $3.1 million, respectively, of the decline in product revenues from 1998 to 1999.

          In prior periods, Data Systems would sell equipment and absorb the full burden of financing those sales. During 1999, Data Systems worked with key vendors to pass-through hardware sales directly to the customer. This allows the vendor to absorb the risk and burden of financing the equipment component of the sale. As a result, Data Systems recognized a commission on the sale without the risk and cost associated with carrying a receivable for equipment sales. This change was implemented as part of Data Systems' strategic move towards service sales with less emphasis on the hardware component of its business. The change implemented by Data Systems of equipment sales pass -through to the vendors accounted for approximately $10.9 million of the product revenue decline from 1998 to 1999. Data Systems' shift in emphasis to service sales from product sales is due to the expectation of higher margins generally associated with sales of technical services.

         Service revenues declined 6.4% to $20.4 million in 1999 from $21.8 million in 1998. The decline is due to the loss of the service revenue associated with the State of Michigan master product purchase order, which expired September 30, 1998, and the termination of unprofitable imaging services. Service sales accounted for 38.6% of total revenue in 1999 versus 25.5% in 1998. This percentage increase was due to the overall decline in product revenue as described above.

COST OF REVENUES.

                The decline in cost of revenues in 1999 is consistent with the reduction in product sales due to the termination of the Sate of Michigan master contractor purchase order, non-recurring product project work and Data Systems' success with involving key vendors in the financing of large equipment sales. In addition, Data Systems continues to manage external labor costs, increase internal technical workforce utilization and increase high-end network service work. Primarily as a result of this activity, cost of revenues decreased to 81.1% of total revenues in 1999 from 83.5% of total revenues in 1998.

                Cost of product revenue decreased as a percentage of total revenues to 50.4% in 1999 from 61.2% in 1998. The decline in product revenue and the ability to pass through product sales accounts for the reduction in the cost of product revenue. Product revenue gross margins increased to 18.0% in 1999 versus 17.8% in 1998.

                Cost of service revenue increased to 30.7% of total revenues in 1999 from 22.3% of total revenues in 1998 due to the decrease in overall sales. However, service revenue gross margins increased to 20.6% in 1999 versus 12.7% in 1998 due to Data Systems' management of external labor while increasing the utilization of the internal technical workforce.

                Overall, gross profit in 1999 decreased $4.1 million, or 29.0%, from 1998. However, gross margin as a percent of revenue increased in 1999 to 18.9%, versus 16.5% in 1998. The increase in margin is attributable to Data Systems' ability to negotiate vendor discounts for product purchases, vendor financing of large equipment transactions and increases in service margins as described above.

OPERATING EXPENSES.

                Operating expenses increased to 20.4% of total revenues in 1999 from 18.0% of total revenues in 1998. Sales expenses remained constant at 11.6% of total revenues in 1999 and 1998 respectively. General and administrative expense increased to 8.8% of total revenues in 1999 from 6.4% of total revenues in 1998. The increase in operating expense margin is directly related to the decrease in total revenue. However, overall operating expenses declined 29.8% due to cost controls and overhead reductions put in place during 1999. Specifically, sales offices in Chicago, Ill, Raleigh, NC, and Lexington, KY were closed and administrative positions were consolidated through attrition, without jeopardizing controls or procedures. Included in 1999, are non-recurring expenses for professional fees and unprofitable operations as a result of Data Systems operating under the terms of the merger agreement with Information Architects that was terminated on September 15, 1999. The differential between 1998 and 1999 was impacted by the fact that 1998 included some non-recurring costs required to complete Data Systems' year-end audits for 1997 and 1996 reporting, costs associated to Data Systems' shareholder class action lawsuit, and bank audit and examination expenses.

OTHER INCOME (EXPENSES).

                Other income for 1999 increased $3,397,373 to $978,252 and was primarily attributable to the settlement of Data Systems' shareholder class action lawsuit. Data Systems established an accrual in 1998 of approximately $1.8 million for the estimated fair market value of the shares of Data Systems' common stock that were to be contributed into the gross settlement fund for the suit. At the time of settlement (June 22, 1999), Data Systems recognized as income approximately $1.1 million of the accrual because the actual fair market value of the common stock issued was $630,500. The remaining change was due to Data Systems' reversal of certain accrued costs offset by a loss on sale of non-revenue producing assets. The disposal of the assets was related to the closure of three sales offices.

                Interest expense decreased $.2 million due primarily to Data Systems' success at negotiating more advantageous payment terms with its key vendors and overall reductions in Data Systems' bank borrowings.

                          YEAR ENDED DECEMBER 31, 1998
                    COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Data Systems' total revenues declined slightly to $85.3 million in 1998, compared to $86.0 million in 1997. The decline (0.8%) was due to the net effect of the termination of a specific product sales contract offset by Data Systems' organic growth in service sales and in the eastern region of the United States.

         Data Systems' product sales component of the business declined to $63.5 million in 1998 from $67.8 million in 1997 due primarily to the completion and expiration on September 30, 1998, of Data Systems' master contractor purchase order with the State of Michigan. Product sales to the State were made under that agreement. The State continues to buy network services and service maintenance contracts from Data Systems. Of the $4.3 million decline in product sales, approximately $3.8 was attributed to the completion of the State of Michigan agreement. The remainder of the decline in product sales was due to management's continued focus on new account penetration through the offering of advanced services, including network management services. Data Systems' shift in emphasis to service sales from product sales was due to the expectation of high margins generally associated with sales of technical services.

         Service revenues increased 20.4% to $21.8 million in 1998 from $18.1 million in 1997. Service sales accounted for 25.5% of total revenue in 1998 versus 21.1% in 1997. This increase was primarily due to the allocation of additional resources to further develop Data Systems' capabilities to deliver advanced services.

COST OF REVENUES.

                The decline in cost of revenues in 1998 was consistent with the reduction in product sales due to the termination of the Sate of Michigan master contractor purchase order and the shift to service revenue. Management had refocused Data Systems' business in conjunction with these changes by shifting resources away from the lower margin direct product component of revenue, in favor of the higher returns generated from advanced service and network management offerings. Primarily as a result of this activity, cost of revenues decreased to 83.5% of total revenues in 1998 from 85.5% of total revenues in 1997.

                Cost of product revenue decreased as a percentage of total revenues to 61.2% in 1998 from 68.9% in 1997. Certain software purchases in support of maintenance contracts were reclassified as cost of services versus cost of products. This change, along with the decline in product revenue, accounts for the reduction in the cost of product revenue. Product revenue gross margins increased to 17.8% in 1998 versus 12.7% in 1997. Data Systems had been more selective in pricing large projects and believes that the increase in product gross margin is reflective of the strategic shift away from low margin sales.

                Cost of service revenue increased to 22.3% of total revenues in 1998 from 16.6% of total revenues in 1997 due to the significant increase in total service revenues and reclassification of software costs that are more closely related to service revenue. Additionally, due to Data Systems' decision to move towards a higher mix of service sales, Data Systems increased its technical personnel to assist the sales effort with specialized internal resources. By providing in-house technical resources to support revenue growth, Data Systems increased expenditures in third party consultants and technicians to support existing contracts.

                Overall, gross profit increased $1.6 million or 12.9% over 1997. Gross margin in 1998 was 16.5% versus 14.5% in 1997. To maintain its strategic direction, emphasizing a shift towards higher margin service sales, Data Systems did invest resources in technical personnel, hardware, software and processes.

OPERATING EXPENSES.

                Operating expenses decreased to 18.0% of total revenues in 1998 from 18.8% of total revenues in 1997. Sales expenses decreased to 11.6% of total revenues in 1998 versus 12.0% of total revenues in 1997. General and administrative expense decreased to 6.4% of total revenues in 1998 from 6.8% of total revenues in 1997. Overall, operating expenses declined due to cost controls and overhead reductions put in place during 1998. Specifically, sales offices in Atlanta, GA, Charlotte, NC, Greensboro, NC, Pittsburgh, PA and Dallas, TX were closed or consolidated into other more strategically located offices. Administrative and other overhead reductions were completely offset by the additional expenditures necessary to address legal and auditing issues. The non-recurring legal, auditing, and professional fees exceeded just over $1.0 million during 1998. These expenses related to the extraordinary efforts required to complete Data Systems' year-end 1997 and 1996 reporting, the class action lawsuits, and bank audit and examination expenses. All totaled, these matters account for 1.2% of total revenue.

OTHER INCOME (EXPENSES).

                The increase in other expense in 1998 was due primarily to the recognition of $1.8 million of liability associated with the proposed stipulation of settlement of Data Systems' shareholder class action lawsuit. Data Systems established an accrual for the estimated fair market value of the shares of Data Systems' common stock that will be contributed into the gross settlement fund. Other expenses, net of the shareholder lawsuit accrual, declined to $.6 million from $.8 million in 1997. The decrease was due to a $.8 million decrease in interest expense due primarily to Data Systems' success at negotiating more advantageous payment terms with its key vendors and overall reductions in Data Systems' bank borrowings.

DISCONTINUED OPERATIONS.

                  Pursuant to the terms of the original 1996 purchase agreement by which Data Systems acquired UNS, the minority shareholders of UNS elected to exercise a contract right to initiate re-purchase of the the stock of UNS owned by Data Systems. Data Systems' Board of Directors accepted the proposal and adopted a plan to discontinue operations. Effective June 1, 1998, Data Systems sold its 70% interest in the UNS subsidiary for cash and notes and discontinued operations in its large account network management business. The terms of the sale included $7,000 in cash and a note for $3,000,000, secured by the stock of UNS. The buyers also assumed the existing liabilities of UNS. The gain upon disposal of the discontinued segment was $705,742 which is net of an allowance of $3,000,000 due to the uncertainty of the buyers ability to pay the note. Data Systems deferred the recognition of a gain on sale related to the note until payments on the note are received. The gain is also net of additional allowances of $614,000 and $375,000, due to the uncertainty of the buyer's ability to reimburse Data Systems for working capital and payment of certain assumed liabilites.

         Data Systems has restated its prior financial statements to present the operating results of the UNS segment as a discontinued operation.

         On December 9, 1999, Data Systems filed suit against UNS in the State of Michigan, Oakland County Circuit Court. The suit alleges UNS breached its agreement with Data Systems by failing and refusing to make payments due on the note.


FINANCIAL CONDITION

         As of December 31, 1999, cash and investments totaled $1.5 million, a decrease of $1.1 million from 1998. Cash used in operating activities for 1999 was $3.1 million compared to cash provided by operations of $18.1 million in 1998. The cash used in operating activities was primarily due to a decrease in accounts payable of $3.3 million, reversal of the Shareholder lawsuit accrual by $1.1 million and recognition of deferred maintenance revenues of $2.3 million. These uses were partially offset by income of $191,190 generated in 1999 and depreciation of $1.1 million and collection of accounts receivable of $2.2 million. Data Systems, in accordance with its bank financing agreement, applies all available cash to its outstanding line of credit balance. During the year, Data Systems borrowed $2.0 million against the line of credit. In accordance with Data Systems' credit agreement with Foothill Capital Corporation, all funds are applied to the outstanding loan balance. Daily working capital requirements are managed through daily borrowings.

         On September 30, 1998 Data Systems and Foothill Capital Corporation ("Foothill") entered into a credit facility ("Foothill Agreement"). The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. Data Systems may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate and have a term extending to September 30, 2001. As of December 31, 1999, the line of credit under the Foothill Agreement bore interest at 9.5%. As of December 31, 1999, the line of credit collateral formula permitted borrowings of up to $6.2 million, of which $5.2 million was outstanding.

         The Foothill Agreement contains certain financial covenants related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), net worth and capital expenditures. There are other covenants that require Data Systems' receivables to be genuine and free of all other encumbrances and requires Data Systems' inventory to be kept only at certain locations and to be free of all other encumbrances. In addition, there are restrictions with respect to dividend distributions. At December 31, 1999, Data Systems was in compliance with all of the financial covenants referenced above.

         The Data Systems' working capital deficiency as of December 31, 1999 was $2.2 million. Data Systems believes that the combination of present cash balances, future operating cash flows, and working capital provided by the Foothill Agreement or alternate working capital financing secured by Data Systems will be adequate to fund Data Systems' current short and long term cash flow requirements. Included in Data Systems' cash is $1.5 million, which is restricted in connection with various maintenance agreements, "Note A of Notes to Consolidated Financial Statements".

         Upon completion of its proposed merger with TekInsight.Com, Data Systems' believes that additional financing resources will be available and certain synergies relating to business opportunities will arise. See "Note Q of Notes to Consolidated Financial Statements." However, the Agreement and Plan of Merger requires Data Systems to conduct business in the usual and ordinary course but under certain restrictions and limitations. These restrictions and limitations, in the aggregate, could have an effect on Data Systems' ability to quickly respond to changes in its business.

YEAR 2000 COMPLIANCE

           The Year 2000 ("Y2K") issue arose as a result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. The concern was that computer systems would be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, Data Systems developed a three-phase program for Y2K information systems compliance. Phase I was to identify those systems with which Data Systems has exposure to Y2K issues. Phase I was completed in 1998. Phase II was the development and implementation of action plans to be Y2K compliant in all areas by mid 1999. Those plans were developed and implemented as scheduled. Phase III was the final testing of each major area of exposure to ensure compliance and was completed during the fourth quarter 1999. In implementing its three-phrase program, the Company had identified three major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) customer relationships and equipment applications and (3) third-party consultant and vendor relationships.

         Data Systems, in accordance with Phase I of the program, conducted an internal review and inventory of all systems (including information technology and non-information technology systems), and contacted all critical suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications were identified as Y2K compliant due to their recent implementation. Data Systems' core financial and reporting systems were completely replaced as of January 1, 1999, which brought this critical area into Y2K compliance. In the customer relationships and equipment applications area, Data Systems completed all remediation and testing efforts. As a result of its Phase I assessment of its non-information technology systems, Data Systems did not incur significant costs remediating those systems for Y2K compliance. In the third-party consultant and vendor relationships area, Data Systems contacted most of those parties and they stated they were to be Y2K compliant.

         Data Systems spent approximately $154,000 in 1998 to replace its core financial and reporting systems and had spent 1,100 man-hours through December 31, 1999 to bring the systems network, financial and informational applications into Y2K compliance at an estimated cost of $55,000. Because of Data Systems' expertise in this area, internal personnel undertook the majority of this work.

         Data Systems believes it did not experience any Y2K disruptions due to the three-phase program it developed and implemented.

         The foregoing disclosure contains information regarding Y2K readiness that constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the normal course of business, the financial position of Data Systems is routinely subjected to a variety of risks. In addition to the market risk associated with interest on outstanding debt, other examples of risk include collectibility of accounts receivable and recoverability of residual values of assets placed in service.

         Data Systems' contains an element of market risk due to possible changes in interest rates. Data Systems regularly assesses these risks and has established collection policies and business practices to minimize the adverse effects of these and other potential exposures. Data Systems does not currently anticipate any material losses in these areas, due primarily to the lack of significant fluctuation in the prime-lending rate on which Data Systems' interest expenses are determined. The financial instruments included in the debt of Data Systems consist of all of Data Systems' cash and cash equivalents, bank financing, bank credit facilities and lines of credit, vendor credit lines, leases, and, if applicable, marketable securities, and any short and long-term investments.

         Data Systems assesses the risk of loss due to the impact of changes in interest rates on market sensitive instruments. Interest rates effecting Data Systems' debt are market based and will fluctuate as a result. Data Systems prepares forecasts and cost of funds analysis on significant purchases to anticipate the effect of market interest rate changes.

         Data Systems' earnings are affected by changes in short-term interest rates as a result of its use of bank (line of credit) financing for working capital. If market interest rates based on the prime lending rate average 2% more in 2000 than they did during 1999, Data Systems' interest expense, after considering the effects of interest income, would increase, and income before taxes would decrease by approximately $.1 million assuming comparable average borrowings. Comparatively, if market interest rates based on the prime lending rate averaged 2% more in 1999 than they did in 1998, Data Systems' interest expense, after considering the effects of any interest income, would have increased, and income before taxes would have decreased, by $.2 million assuming comparable average borrowings. These amounts are determined by considering the impact of the hypothetical change in the interest rates on Data Systems' borrowing cost and short-term investment balances, if any. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Data Systems financial structure.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

               The financial statement schedule required by this item is listed in response to Item 14 of this Report on Form 10-K and is filed as part of this report.


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                            21

Independent Auditor's Report                                                  22

Consolidated Balance Sheets as of December 31, 1999 and 1998                  23

Consolidated Statements of Operations for the Years Ended
 December 31, 1999, 1998 and 1997                                             24

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 1999, 1998 and 1997                                       25

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1999, 1998 and 1997                                             26

Notes to Consolidated Financial Statements for the Years
 Ended December 31, 1999, 1998 and 1997                                       27


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Data Systems Network Corporation

We have audited the consolidated balance sheets of Data Systems Network Corporation and Subsidiaries (a Michigan corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Systems Network Corporation and Subsidiaries as of December 31, 1999 and December 31, 1998, and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a deficit in working capital. These matters, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of Data Systems Network Corporation and Subsidiaries as of and for the year ended December 31, 1999. In our opinion this schedule presents fairly in all material respects, the information required to be set forth therein.


Grant Thornton LLP




Southfield, Michigan
February 14, 2000

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Data Systems Network Corporation as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

PLANTE & MORAN, LLP

Southfield, Michigan
August 20, 1998

                DATA SYSTEMS NETWORK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,        December 31,
                                                                                           1999                1998
                                                                                      ---------------     ----------------
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                             $ 1,516,709          $ 2,695,863
   Accounts receivable (net of allowance of $290,000 and $561,600
      at December 31, 1999 and December 31, 1998 respectively).                            9,132,585           11,339,484
   Inventories                                                                               907,207            1,296,145
   Notes receivable                                                                           50,000               60,000
   Other current assets                                                                    1,132,070              347,983
                                                                                      ---------------     ----------------
         Total current assets                                                             12,738,571           15,739,475


PROPERTY AND EQUIPMENT, net                                                                1,385,498            2,522,978

GOODWILL, (net of amortization of $557,938 and $388,438 at
  December 31, 1999 and December 31, 1998 respectively.)                                   2,832,070            3,001,570

OTHER ASSETS                                                                                 351,956            1,402,298
                                                                                      ---------------     ----------------

TOTAL ASSETS                                                                             $17,308,095          $22,666,321
                                                                                      ===============     ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                                     5,217,794            3,231,287
   Accounts payable                                                                        6,356,961            9,640,159
   Accrued liabilities                                                                     1,742,977            2,590,906
   Shareholder Settlement Liability                                                                -            1,768,000
   Deferred maintenance revenues                                                           1,598,024            3,865,320
                                                                                      ---------------     ----------------
         Total current liabilities                                                        14,915,756           21,095,672


COMMITMENTS and CONTINGENCIES                                                                      -                    -


STOCKHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares, none outstanding
   Common stock ($.01 par value; authorized 10,000,000
      shares; issued and outstanding  5,509,224 and 4,859,224
      at December 31, 1999 and December 31,1998 respectively.)                                55,092               48,592
   Additional paid-in capital                                                             18,575,219           17,951,219
   Accumulated deficit                                                                   (16,237,972)         (16,429,162)
                                                                                      ---------------     ----------------
         Total stockholders' equity                                                        2,392,339            1,570,649
                                                                                      ---------------     ----------------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                              $17,308,095          $22,666,321
                                                                                      ===============     ================



The accompanying notes are an integral part of these finanacial statements.

                DATA SYSTEMS NETWORK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,


                                                                           1999                    1998                   1997

REVENUES:
              Product revenue                                        $     32,451,828       $    63,530,818        $    67,845,466
              Service revenue                                              20,373,707            21,792,682             18,151,674
                                                                     ----------------       ---------------        ---------------
                   Total revenues                                          52,825,535            85,323,500             85,997,140

COST OF REVENUES:
              Cost of products                                             26,608,898            52,213,508             59,227,854
              Cost of services                                             16,216,325            19,024,585             14,287,978
                                                                     ----------------       ---------------        ---------------
                   Total cost of revenues                                  42,825,223            71,238,093             73,515,832

GROSS PROFIT                                                               10,000,312            14,085,407             12,481,308

OPERATING EXPENSES:
              Selling expenses                                              6,105,959             9,896,255             10,334,103
              General and administrative expenses                           4,681,415             5,468,613              5,814,607
                                                                     ----------------       ---------------        ---------------
                   Total operating expenses                                10,787,374            15,364,868             16,148,710

LOSS FROM OPERATIONS                                                         (787,062)           (1,279,461)            (3,667,402)

OTHER INCOME (EXPENSE):
              Shareholder settlement                                        1,137,500            (1,768,000)                     -
              Loss on Sale of Equipment                                      (385,419)                    -                      -
              Interest income                                                 109,957               109,592                371,716
              Interest expense                                               (564,859)             (802,328)            (1,612,583)
              Other income                                                    681,073                41,615                491,638
                                                                     ----------------       ---------------        ---------------
                                                                              978,252            (2,419,121)              (749,229)


Earnings (loss) before discontinued operations                                191,190            (3,698,582)            (4,416,631)


DISCONTINUED OPERATIONS
     Loss from operations of Unified Network Services                               -            (1,686,053)              (557,469)

     Gain on Disposal of Unified Network Services                                   -               705,742                      -
                                                                     ----------------       ---------------        ---------------

                                                                                    -              (980,311)              (557,469)
                                                                     ----------------        --------------        ---------------

NET EARNINGS (LOSS)                                                  $        191,190        $   (4,678,893)       $    (4,974,100)
                                                                     ================        ==============        ===============



Earnings (Loss) per common share - basic and diluted
  Continuing operations                                              $           0.04        $        (0.76)        $        (1.02)
  Discontinued operations                                                           -                 (0.20)                 (0.13)

                                                                     ================        ==============         ==============
  Net loss per common share                                          $           0.04        $        (0.96)        $        (1.15)
                                                                     ================        ==============         ==============

Weighted average shares outstanding                                         5,204,703             4,859,224              4,324,229
                                                                     ================        ==============         ==============


The accompanying notes are an integral part of these finanacial statements.

                DATS SYSTEMS NETWORK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                       ADDITIONAL
                                                                            COMMON      PAID-IN       (ACCUMULATED
                                                                            STOCK       CAPITAL         DEFICIT)          TOTAL

Balance at December 31, 1996                                              $   32,550    $ 9,139,153   $ (6,776,169)   $  2,395,534
             Exercise of stock options and warrant
                          redemptions                                         16,030      8,806,453             --       8,822,483
             Net loss                                                             --             --     (4,974,100)     (4,974,100)
                                                                          ----------    -----------   ------------    ------------


Balance at December 31, 1997                                                  48,580     17,945,606    (11,750,269)      6,243,917

             Exercise of stock options                                            12          5,613             --           5,625
             Net loss                                                             --             --     (4,678,893)     (4,678,893)
                                                                          ----------    -----------   ------------    ------------


Balance at December 31, 1998                                                  48,592     17,951,219    (16,429,162)      1,570,649

             Issuance of shares in connection with Shareholder Settlement      6,500        624,000             --         630,500
             Net Earnings                                                         --             --        191,190         191,190
                                                                          ----------    -----------   ------------    ------------

Balance at December 31, 1999                                              $   55,092    $18,575,219   $(16,237,972)   $  2,392,339
                                                                          ==========    ===========   ============    ============



The accompanying notes are an integral part of these finanacial statements.

                DATA SYSTEMS NETWORK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Years Ended December,

                                                                                    1999                1998              1997

                                                                                  -----------       --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Earnings  (loss)                                                        $   191,190          $(4,678,893)    $ (4,974,100)
     Adjustments to reconcile net earnings  (loss)
                     to net cash used in operating activities:
              Depreciation and amortization                                        1,041,812            1,145,088          883,084
              Loss on sale of equipment                                              385,419                    -                -
              Gain on disposal of UNS                                                      -              866,335                -
              Changes in assets and liabilities that provided (used) cash net of effects of discontinued operations:
              Investments                                                                  -            6,203,361       (6,203,361)
              Accounts receivable                                                  2,206,899           15,004,496      (16,410,447)
              Notes receivable                                                        10,000              137,133          (97,043)
              Inventories                                                            388,938             (294,795)         244,812
              Other current assets                                                  (784,087)             189,797          223,524
              Other assets                                                         1,050,342            3,349,668         (667,355)
              Accounts payable                                                    (3,283,198)          (6,514,071)       8,798,041
              Accrued liabilities                                                   (847,929)                (322)       1,346,598
              Shareholder Settlement                                              (1,137,500)           1,768,000                -
              Deferred maintenance revenues                                       (2,267,296)           2,938,166          (13,473)
              Decrease in net liabilities of discontinued operations                       -           (2,021,070)         (75,944)
                                                                                 -----------          -----------     ------------
              Net cash (used in) provided by operations                           (3,045,410)          18,092,891      (16,945,664)
                                                                                 -----------          -----------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment, net                                       (120,251)          (1,104,305)      (1,627,789)
   Issuance of common stock and exercise of stock options                                  -                5,625                -
                                                                                 -----------          -----------     ------------

              Net cash provided by (used in) investing activities                   (120,251)          (1,098,680)      (1,627,789)
                                                                                 -----------          -----------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Net current borrowings (repayment) under bank line of credit                    1,986,507          (14,065,272)       8,071,347
   Payment of principal on long-term debt                                                  -                    -          (75,000)
   Proceeds from issuance of common stock (net offering costs)                                                           8,822,483
   Net proceeds (repayment) from capital lease obligation financing                        -             (237,539)         237,539
                                                                                 -----------          -----------     ------------

              Net cash provided by (used in) financing activities                  1,986,507          (14,302,811)      17,056,369
                                                                                 -----------          -----------     ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS                              (1,179,154)           2,691,400       (1,517,084)
CASH AND CASH EQUIVELANTS AT BEGINNING OF PERIOD                                   2,695,863                4,463        1,521,547
                                                                                 -----------          -----------     ------------

CASH AND CASH EQUIVELANTS AT END OF PERIOD                                       $ 1,516,709          $ 2,695,863     $      4,463
                                                                                 ===========          ===========     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

   Cash paid during the period for:
              Interest                                                           $   565,000          $   802,000     $  1,612,000
                                                                                 ===========          ===========     ============

              Income taxes                                                                 -                    -     $     60,000
                                                                                 ===========          ===========     ============


   During the year the Company settled a shareholder lawsuit through the issuance of 650,000 shares of common stock.
                                                                                     630,500                    -                -
                                                                                 ===========          ===========     ============


The accompanying notes are an integral part of these finanacial statements.

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Data Systems Network Corporation ("Data Systems"), incorporated in Michigan in 1986, provides computer network services and products that allow companies to control their complex distributed computing environments, allowing companies to capitalize on their investments in technology and people. Data Systems' wide range of services includes Applications Development, Network Services, Enterprise Management, Help Desk and Security Services. Data Systems also provides a wide range of network integration services including installation, consultation, technical support and training to governmental and corporate accounts.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Data Systems and its former subsidiary, Unified Network Service, Inc (UNS). The operations of UNS were sold during 1998 and they are shown as discontinued operations (See Note
C).

CASH EQUIVALENTS

For purposes of the statement of cash flows, Data Systems considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

RESTRICTED CASH

At December 31, 1999, cash of $1,513,000 was restricted in connection with maintenance agreements. It will become unrestricted as revenue is recognized according to the terms of the agreements.

INVENTORIES

Inventories are stated at the lower of cost or market as determined by the weighted average method. Inventories consist of goods for resale and service parts, which represent equipment spares utilized for service contracts.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method based upon estimated useful lives ranging from 5 to 7 years. Amortization of leasehold improvements is provided over the terms of the various leases.

GOODWILL AND LONG-LIVED ASSETS

The cost in excess of net assets acquired (goodwill) is amortized using the straight-line method over twenty years, which is the estimate of future periods to be benefited. Data Systems performs a review for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted estimated future cash flows of an asset are compared with its carrying value, if the cash flows are less than the carrying value, an impairment loss is recognized.

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

PRODUCT RETURNS AND SERVICE ADJUSTMENTS

Product returns and service adjustments are estimated based upon historical data. Data Systems' customers have no contractual rights to return products. Data Systems determines whether to accept product returns on a case-by-case basis and will generally accept product returns only upon payment of a restocking fee and/or if the products may be returned to the manufacturer. Data Systems offers no warranty separate from the product manufacturers' warranties.

EARNINGS OR LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation and presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. SFAS 128 defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS while giving effect to all dilutive potential common shares that were outstanding. For year ended December 31, 1999, there were no potentially dilutive common shares. For year ended December 31, 1998, all potential common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of Data Systems' financial instruments consist primarily of cash and cash equivalents, bank lines of credit, accounts receivables, accounts payable and short-term and long-term debt, approximate their fair values.

FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the year ended December 31, 1999 reflected net earnings of approximately $191,000, however, Data Systems had a loss from operations of approximately $787,000. During the years ended December 31, 1998 and 1997, Data Systems incurred losses of $4,678,893 and $4,974,100, respectively. These losses have contributed to Data System's deficit in working capital of $2,177,185 at December 31, 1999. These factors, among others, raise substantial doubt about Data Systems' ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans with respect to this matter include: continued focus on reducing operational and overhead costs and the implementation of a change in strategy to emphasize service sales rather than product sales, which is expected to increase margins. Management believes the consolidation of its business operations and the stabilization of strategic business relationships will enable Data Systems to meet its obligations and attain a level of operations that are profitable.

In addition, upon completion of the merger with TekInsight.Com (See Note P), Data Systems believes that additional financial resources will be available and certain synergies relating to business opportunities will be realized to help return Data Systems to profitability.

NOTE C - DISCONTINUED OPERATIONS - SALE OF UNIFIED NETWORK SERVICES INC.

During 1998, Data Systems decided to sell its 70% interest in its large account network management services operation, Unified Network Services Inc. Under the terms of the original purchase agreement, the minority shareholders of UNS elected to exercise a contract option to purchase the UNS subsidiary. The terms of the sale included $7,000 in cash and a note for $3,000,000, which is secured by the stock of UNS. The buyers also assumed the existing liabilities of UNS. The gain upon disposal of the discontinued operations is net of allowances of $3,000,000 due to the uncertainty of the buyer's ability to repay the note and $989,400 in advances made by Data Systems for working capital, and payment of certain assumed liabilities.

The results of operations of the discontinued operations for the years ended December 31, 1998 and 1997 are summarized below:

For years ended December 31,                       1998             1997
                                                 ---------       ----------
    Revenues                                    $   278,060      $ 2,013,309
    Loss from discontinued operations           $(1,686,054)     $  (557,469)


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows at December 31:

                                                             1999             1998
                                                           ----------        ----------
Computer equipment and software                           $ 2,992,909       $ 3,889,597
Furniture and Fixtures                                        650,824           856,720
Leasehold improvements                                        257,831           257,831
                                                          -----------       -----------
                                                            3,901,564         5,004,148
Less accumulated depreciation and amortization             (2,516,066)       (2,481,170)
                                                          -----------       -----------
                                                          $ 1,385,498       $ 2,522,978
                                                          ===========       ===========

Depreciation and amortization expense was approximately $874,000, $914,000 and $574,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE E - OTHER ASSETS

Other assets consist of the following at December 31,

                                                     1999               1998
                                                     ----               ----

Prepaid expenses                                 $351,956           $606,662
Accounts receivable - other                             0            795,636
                                                  ----- -            -------

                                                 $351,956         $1,402,298
                                                 ========         ==========

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,

                                                     1999               1998
                                                     ----               ----

Compensation benefits and taxes                  $889,334         $1,229,821
Customer advances                                  42,106            140,181
State sales and other taxes                        41,163             74,208
Other                                             770,374          1,146,696
                                                  -------         ----------
                                               $1,742,977         $2,590,906
                                               ==========         ==========

NOTE G - LINES OF CREDIT

On September 30, 1998 Data Systems and Foothill Capital Corporation ("Foothill") entered into a credit facility ("Foothill Agreement"). The Foothill Agreement provides for a revolving line of credit not to exceed $15 million. The available line of credit at December 31,1999 was $644,003. Data Systems may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank prime (9.5 % at December 31, 1999) and have a term extending to September 30, 2001.

Data Systems is required to maintain certain financial ratios. At December 31, 1999 Data Systems was in compliance with all of the ratios required by Foothill Capital Corporation. In addition, there are restrictions with respect to dividend distributions.

In connection with the Foothill Agreement, Data Systems issued a warrant for 50,000 shares of common stock with an exercise price not greater than $2.20 per share. This warrant will expire September 30, 2003.

NOTE I - LEASE COMMITMENTS

Data Systems has entered into several non-cancelable operating leases for office space, computer equipment, and certain furniture and fixtures that expire at various dates through 2004. The approximate future minimum annual rentals under non-cancelable operating leases are as follows:


               YEARS ENDED DECEMBER 31,
               ------------------------

                         2000                           $824,987
                         2001                            725,299
                         2002                            499,651
                         2003                            187,045
                         2004                             42,530
                                                       ---------
         Total minimum lease obligations              $2,279,512
                                                      ==========

Total rent expense for the years ended December 31, 1999, 1998, and 1997 was approximately $1,028,000, $1,558,000 and $1,130,000, respectively.


NOTE I - INCOME TAXES

Deferred tax assets and liabilities at December 31, consist of the following:

                                                                 1999            1998
                                                              ---------       ----------
         Deferred tax assets:
             Net operating loss carry forwards               $4,285,000       $3,336,000
             Deferred maintenance revenue                        17,000           17,000
             Allowance for doubtful accounts                    383,000          273,000
             Shareholder lawsuit settlement                           -          601,000
             Inventory                                                -                -
             Depreciation                                             -              -
             Accrued vacation                                    92,000          102,000
                                                              ---------         --------
                                                              4,777,000        4,329,000
         Deferred tax liabilities
             Depreciation                                       (66,000)        (138,000)
             Amortization                                      (126,000)        (114,000)
             Other                                                    -                -
                                                              ---------         --------
                                                               (192,000)        (252,000)

         Less valuation allowance                            (4,585,000)      (4,077,000)
                                                              ---------         --------
                                                            $         -       $        -
                                                            ===========       ==========

The net operating loss carry forwards expire in 2007 - 2018.

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations was as follows:

                                                                         Years Ended December 31,
                                                                 -----------------------------------------

                                                                    1999           1998            1997
                                                                 ----------    -----------      ----------
Tax (benefit) at statutory rates applied to income before
Federal income tax from continuing operations                       $65,000    $(1,260,000)     $(1,502,000)
Effect of nondeductible items                                        28,000         41,000           52,000
Other                                                                     -                        (144,000)
Changes in treatment on income tax return                          (601,000)       939,000
Valuation allowance                                                 508,000        280,000        1,594,000
                                                                -----------    -----------     ------------
                                                                 $        -     $        -      $         -
                                                                ===========    ===========     ============

NOTE J - REDEMPTION OF WARRANTS

During February 1997, Data Systems called all of its outstanding Redeemable Common Stock Purchase Warrants ("Purchase Warrants") for redemption as of March 10, 1997 pursuant to the Warrant Agreement, dated October 28, 1994, setting forth the terms of the Purchase Warrants. Approximately 99% of the Warrants were exercised on or prior to the date of redemption at a price of $6.25 per Warrant, resulting in net proceeds to Data Systems of approximately $7,400,000. In connection with the receipt of consent to the redemption Data Systems agreed to file a registration statement with the Securities and Exchange Commission with respect to 60,000 units, issued to the underwriters' representatives in Data Systems' initial public offering, consisting of two common shares and two warrants to purchase an additional two common shares which may be purchased upon exercise of a warrant. The exercise price of these warrants was reduced from $16.50 to $12.50 per unit and the exercise price of the purchase warrants was reduced from $10.3125 to $6.25 per unit. The registration was completed in July 1997 and during the third quarter of 1997, all related warrants were exercised, resulting in net proceeds to Data Systems of approximately $1,400,000.

NOTE K - STOCK OPTION PLANS

In April 1994 Data Systems adopted the 1994 Stock Option Plan ("the Plan"). A total of 200,000 shares were reserved for issuance under the plan. The options vest over a two-year period at the rate of 50% per year, beginning on the first anniversary of the grant date. In April 1997, Data Systems amended the Plan to increase the reserved shares to 600,000. The vesting period in Data Systems' form option grant agreement was also changed to 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. Data Systems' Compensation Committee retains the ability to change the vesting schedule at any time.

In 1999 Data Systems granted options for 50,000 shares to a Director of Data Systems exercisable at a price of $.66 per share when the fair market value at the date of the grant was $1.03. Such options vest 50% on the second anniversary date, and the 25% vest each of the next two years. In 1998 and 1997, Data Systems granted options for 40,000 and 3,000, shares, respectively, exercisable at a price of $.88 and $9.83 per share, respectively, which was the fair market value at the date of grant, to Directors of Data Systems. Such options vest one year from the grant date.

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.03, $3.86 and $9.83 per share, respectively.

                                            SHARES                     AVERAGE PER
                                            UNDER                      SHARE EXERCISE
                                            OPTIONS                          PRICE
                                            -------                    -----------

Balance at December 31, 1996                191,703                    $     4.55

Issued                                      215,350                    $     9.82
Forfeited                                    (9,062)                   $     6.19
Exercised                                   (21,768)                   $     4.57
                                            --------

Balance at December 31, 1997                376,223                    $     7.54

Issued                                      138,750                    $     3.86
Forfeited                                  (137,900)                   $    10.10
Exercised                                    (1,250)                   $     3.88
                                            -------

Balance at December 31, 1998                375,823                    $     5.15

Issued                                       50,000                    $      .66
Forfeited                                   (73,212)                   $     6.59
Exercised                                                              $
                                            -------

Balance at December 31, 1999                352,611                    $    4.21
                                            =======                    =========



The range of exercise prices on outstanding options at December 31, 1999 is as follows:

                                             WEIGHTED                AVERAGE
                                             AVERAGE                 REMAINING
PRICE RANGE                 SHARES           EXERCISE PRICE          LIFE
-----------                 ------           --------------          ----

 .66 - 2.50                 158,125          $0.96                   8.9
2.51 - 5.00                  90,186           4.25                   5.9
5.01 - 7.50                  55,400           6.84                   7.2
7.51 - 10.00                 15,700           8.90                   7.3
10.01 - 13.75                33,200          12.98                   7.9
                             ------
                            352,611

As of December 31, 1999, 1998 and 1997 the number of options exercisable was 169,512, 193,123 and 62,461, respectively and the weighted average exercise price of those options was $5.89, $5.29 and $4.53, respectively.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option - pricing model with the following weighted average assumptions for grants in 1999: dividend yield of 0%, expected volatility of 136.820%, risk-free interest rate of 6.751% and expected life of ten years.

Data Systems has not adopted the fair value accounting provisions of SFAS No.
123. Accordingly, SFAS No. 123 has no impact on Data Systems' financial position or results of operations.

Data Systems accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Data Systems' net earnings (loss) and earnings (loss) per share would have been as follows (in thousands, except for per share data):


                                              1999          1998             1997
                                              ----          ----             ----
Net Earnings (Loss) as reported               $191          $(4,678)         $(4,974)
Proforma                                         7           (4,985)          (5,418)

Earnings (Loss) per share as reported         $.03            $(.96)          $(1.15)
Proforma                                      -               (1.03)           (1.25)




NOTE L - EMPLOYEE BENEFIT PLANS

Data Systems maintains a defined contribution 401(k) plan that covers substantially all employees. Contributions to the Plan may be made by Data Systems (which are discretionary) or by plan participants through elective salary reductions. No contributions were made to the plan by Data Systems during the years ended December 31, 1999, 1998, and 1997.


NOTE M - MAJOR CUSTOMERS

In 1998 and 1997, the State of Michigan accounted for approximately 29% of revenue in each year. Additionally, the State of New York represented 25% and 12% of total revenues for 1999 and 1998 respectively.

NOTE N -COMMITMENTS AND CONTINGENCIES

Data Systems is involved in certain routine legal proceedings which are incidental to its business. All of these proceedings arose in the ordinary course of Data Systems' business and, in the opinion of Data Systems, any potential liability of Data Systems with respect to these legal actions will not, in the aggregate, be material to Data Systems' financial condition or operations.

NOTE O - SETTLEMENT OF LAWSUIT

On February 17, 1999, Data Systems announced that it had agreed to a stipulation of settlement of the consolidated complaint in the shareholder class action lawsuit captioned, In Re: Data Systems Network Corporation Securities Litigation, Case No. 98-70854. The stipulation of settlement has been filed in federal court in Detroit, Michigan and the court determined the settlement to be fair on May 24, 1999.. Under the terms of the settlement, and subject to various conditions, Data Systems created a gross settlement fund. The fund benefits a settlement class of purchasers who bought Data Systems' stock during the period from May 16, 1996 through February 24, 1998. The fund was comprised of $900,000 provided by Data Systems' insurer, and, 650,000 shares of Data Systems' common stock which were issued June 22, 1999. In agreeing to the settlement, Data Systems and individual defendants made no admission of any wrongdoing.

As of December 31, 1998, Data Systems recorded a liability for this settlement in the amount of $ 1,768,000. The amount of the liability was calculated assuming that a proposed merger with Information Architects had taken place and that the shares to be issued were those of Information Architects.

When the plan of merger with Information Architects did not take place as planned the shares issued in the settlement were those of Data Systems rather than Information Architects. As a result, the amount of the settlement of the lawsuit was less than anticipated at December 31, 1998 and Data Systems recognized $ 1,137,500 as income in 1999.



NOTE P - SUBSEQUENT EVENT

On January 18, 2000, Data Systems signed a letter of intent with TekInsight.Com, Inc. (Teks). Pursuant to the letter of intent, Data Systems agreed to enter into a proposed acquisition transaction calling for Data Systems to be merged into Astratek, Inc., a wholly owned and principal operating subsidiary of Teks (the "Merger"). In consideration for the merger, Data Systems' shareholders will receive a number of shares of a new class of Teks convertible Preferred Stock (convertible into Teks common stock on a one to one basis) proposed to be listed on the NasdaqSmall Cap market that will have a market value of between $12,500,000 and $18,000,000, with such value to be based upon the market price of Teks Common stock at the time of closing. Although no assurances can be given, the parties intend to close the Merger by June 30, 2000.

On February 18, 2000, Data Systems and TekInsight.Com, Inc. ("TekInsight") entered into an Agreement and Plan of Merger pursuant to which Data Systems will be merged (the "Merger") into Astratek, Inc., a wholly owned and operating subsidiary of TekInsight. In consideration for the Merger, Data Systems' shareholders will receive a varying purchase price (the "Merger Price") which will equal $12,500,000 if the market price of Tekinsight's common stock at the time of closing (the "Market Price") is less than $5.00 per share, $16,000,000 if the Market Price is between $5.00 and $7.00 per share, and $18,000,000 if the Market Price is over $7.00 per share. The Merger Price will be delivered to Data Systems' shareholders through a distribution of a number of a new class of TekInsight convertible preferred stock proposed to be listed on the Nasdaq Small Cap market, with the number of such shares to be found by dividing the applicable Merger Price by the Market Price. Completion of the Merger is subject to a number of conditions, including receipt of TekInsight and Data Systems shareholder approval, acceptance by Nasdaq for the listing of the convertible preferred stock and other customary closing conditions. There can be no assurance the Nasdaq listing will be obtained for the newly issued convertible preferred stock, or that any of the closing conditions will be satisfied. Although no assurances can be given, the parties intend to close the merger no later than June 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 15, 1998, Plante & Moran, LLP ("Plante") informed the Board of Directors of Data Systems that it would decline to stand for reappointment, if asked, as auditors for Data Systems. Plante also notified Data Systems at that time that, as of the date of such notification, the client-auditor relationship between the parties was terminated. Data Systems placed no limitations on Plante responding fully to inquiries of the successor accountant.

         The reports of Plante on Data Systems financial statements for each of the fiscal years ended December 31, 1997 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that, as issued, Plante's report dated August 20, 1998 included a modification addressing Data Systems' going concern uncertainty. The Data Systems' plans concerning these matters are described in the footnotes attached to the financial statement referenced in that report.

         In connection with its audits for the fiscal years December 31, 1997and 1996, and through October 15, 1998, (i) there were no disagreements between Data Systems and Plante on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Plante would have caused them to make reference thereto in their report on the financial statement for such fiscal years and (ii) there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v) except that Plante advised the Audit Committee of Data Systems' Board of Directors, by letter dated May 21, 1998, of certain items it considered to be material weaknesses in internal controls in 1997 relating to Data Systems' general accounting practices then in place, including those relating to billing, accounts payable, and inventory. These items were discussed with the Audit Committee on September 15, 1998. Management has addressed and will continue to address the recommendations of Plante.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list of the members of the Board of Directors and the executive officers of Data Systems and includes information regarding the individual's age, principal occupation, other business experience, directorships in other publicly held companies and term of service with Data Systems. Each director holds office until the next annual meeting of shareholders and until his successor has been elected and qualified.

       Name                          Age     Position
       ----                          ---     --------
       Michael W. Grieves             49     Chairman of the Board,
                                             President, Chief Executive
                                             Officer and Director

       Walter J. Aspatore             55     Director

       John O. Lychos Jr.             44     Director

       Diane L. Grieves               50     Executive Vice President
                                             and Secretary

       Michael Jansen                 42     Chief Financial Officer, Treasurer
                                             and Asst. Secretary

       Garrett L. Denniston           49     Vice President - Sales

        Mr. Grieves has served as Data Systems' President, Chief Executive Officer and Chairman of the Board since its inception in 1986. Prior to 1986, Mr. Grieves served in executive, managerial and technical capacities with Computer Alliance Corporation, a turnkey system house, Quanex Management Sciences, a computer services bureau, and Lear Siegler Corporation, and has more than 25 years of experience in the computer industry. Mr. Grieves is married to Diane L. Grieves, Data Systems' Executive Vice President and Secretary.

        Mr. Aspatore, a Director of Data Systems since November 1994, has been Managing Director of Amherst Capital Partners, which provides investment banking services to medium and small businesses, since its founding in 1994. Prior to the formation of Amherst Capital Partners, Mr. Aspatore was President of Onset BIDCO, which supplies financing and management services to companies with strong growth potential, from 1991 to November 1994. Mr. Aspatore was the President of Cross & Trecker Corporation, a $500 million worldwide factory automation company, from 1988 to 1991 and served that company in various capacities for approximately 22 years. He has a total of more than 27 years of senior level management experience in operations and finance in the worldwide factory automation, automotive and aerospace industries.

        Mr. Lychos, a Director of Data Systems since August 1999, had been the Chief Financial Officer of Data Systems from May 1998 through July 1999. Mr. Lychos is currently the Chief Financial Officer of Atlas Oil Company. Prior to joining Data Systems, he was a Vice President/Area Controller for Waste Management Inc., and held a variety of other responsible financial management positions with that company throughout his fifteen-year tenure.

        Ms. Grieves, Data Systems' Executive Vice President and Secretary, has held executive positions in sales, operations, and administration at Data Systems since its inception. From 1984 to 1985, Ms. Grieves was Vice President of Sales at Executive Data Solutions, Inc., a computer sales organization. Prior to that, Ms. Grieves held numerous sales and sales management positions with American Telephone and Telegraph and the Bell operating companies. Ms. Grieves is married to Michael W. Grieves, Data Systems' Chairman, President and Chief Executive Officer.

        Mr. Jansen, Data Systems' Chief Financial Officer, Treasurer and Assistant Secretary has been with Data Systems since November 1998. Before becoming the Chief Financial Officer, Mr. Jansen had been the Vice President - Corporate Controller of Data Systems. Mr. Jansen is a CPA with over 15 years of finance, accounting and business experience. Prior to joining Data Systems, he spent 13 years in various financial management positions with a Fortune 500 Company.

        Mr. Denniston, Data Systems' Vice-President - Sales, has held various sales management and executive positions with Data Systems since 1996. Prior to 1996, Mr. Denniston was employed in sales and sales management capacities at Memorex-Telex, Inc.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires Data Systems' officers and directors, and persons who own more than 10% of a registered class of Data Systems' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish Data Systems with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it since January 1, 1999, or written representations from certain reporting persons that no Forms 5 were required for those persons, Data Systems believes that its officers, directors, and greater than 10% beneficial owners filed all reports required under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY

        The following table sets forth the compensation paid by Data Systems to the Chief Executive Officer and other executive officers who earned more than $100,000 in salary and bonus during 1999 (collectively the "Named Officers").

                           Summary Compensation Table

                    Name and                                  Annual                       Long Term
               Principal Position                          Compensation               Compensation Awards
                                                                                           Securities
                                                   Year       Salary        Bonus      Underlying Options

               Michael W. Grieves                  1999      $160,000         -                -
            Chairman, President and                1998      $160,000         -                -
            Chief Executive Officer                1997      $160,000       30,000           8,000

                Diane L. Grieves                   1999      $120,000       34,017             -
            Executive Vice President               1998      $120,000       30,000             -
                 And Secretary                     1997      $120,000       15,375           7,500

                 Michael Jansen                    1999       $92,000       16,000             -
            Chief Financial Officer                1998       $15,000         -              10,000
                                                   1997         $-            -                -

              Garret L. Denniston                  1999      $150,000       80,000             -
             Vice-President - Sales                1998      $150,000       60,000             -
                                                   1997      $ 50,000         -                -


     Employment Agreements. As of May 12, 1998 Data Systems entered into an Employment Agreement with Diane L. Grieves, as of November 2, 1998 Data Systems entered into an Employment Agreement with Michael Jansen and as of December 20, 1999 Data Systems entered into an Employment Agreement with Garrett Denniston. Ms. Grieves' agreement has a term ending May 11, 2003, or, if earlier on the executive's 62nd birthday, unless the agreement is terminated earlier in accordance with its terms. Mr. Jansen's and Mr. Denniston's agreements, each has a term ending November 1, 2003, or, if earlier, on the executives's 62nd birthday, unless the agreement is terminated earlier in accordance with its terms. Each of the Agreements provides that the executive will receive an annual base salary and incentive compensation as determined by the Data Systems Board or the Chief Executive Officer. Each of Ms. Grieves, Mr. Jansen and Mr. Denniston has agreed not to compete with Data Systems during the period of his employment and for up to one year following the termination of his employment. Upon termination of his employment without cause or in the event of certain unilateral changes in his employment resulting in termination by the executive, each of Ms. Grieves, Mr. Jansen and Mr. Denniston is entitled to continue to receive benefits for up to six months and severance payments equal to six month's salary plus his pro rata share of any earned annual incentive compensation. If a change in control occurs prior to such termination, the incentive compensation payable under each agreement will be the entire annual award.

OPTION HOLDINGS

         The following table provides information with respect to the value of realized from the exercise of stock options during the last fiscal year and the value of unexercised options held as of the end of 1999 by the Named Officers.

                       Aggregated Option/SAR Exercises In
             Last Fiscal Year and Fiscal Year-End option/SAR Values



                                                           NUMBER OF               VALUE OF UNEXERCISED
                                                          UNEXERCISED                  IN-THE-MONEY
                                                        OPTIONS/SARS AT           OPTIONS/SARS AT FISCAL
                                                         FISCAL YEAR END              YEAR END ($)(a)

                         SHARES
                      ACQUIRED  ON       VALUE                                      EXERCISABLE/
        NAME          EXERCISE (#)     REALIZED ($)   EXERCISABLE  UNEXERCISABLE    UNEXERCISABLE
  ---------------     -------------    -----------    -----------  -------------    -------------
  Michael Grieves           -               -           18,000          -                -
  Diane L. Grieves          -               -           26,251        3,794              -
   Michael Jansen           -               -             -          10,000              -
Garrett L. Denniston      1,000           13,625        51,000          -                -

(a) Value was determined by multiplying the number of shares subject to the option by the difference between the last sale price of the Common Stock reported for December 31, 1999 on the Over-the-Counter Bulletin Board and the option exercise price.

DIRECTOR COMPENSATION

         Customarily, Data Systems has paid non-employee directors an annual retainer of $1,000 and a fee of $500 for each Board or committee meeting attended. On the date of each annual shareholders meeting, each non-employee director elected or reelected as such will also receive an option under the 1994 Stock Option Plan to purchase 1,000 shares of Common Stock, exercisable beginning one year after the grant date, at an exercise price equal to the fair market value on the grant date. Data Systems also reimburses out-of-pocket expenses related to non-employee directors in attendance at such meetings.

         Data Systems did not hold an annual shareholder meeting in 1999. During 1999 Data Systems did not pay the Directors for their services. However, in order to compensate the Board for their services to Data Systems, it was resolved that the Board members would receive shares of Data Systems' stock in lieu of cash. The compensation is $2,000 per month in value of common stock beginning with the fourth quarter of Quarter 1999.

         In 1999, Data Systems granted options pursuant to the 1994 Stock Option Plan for 50,000 shares to a former Director of Data Systems excercisable at a price of $.66 per share when the fair market value at the date of the grant was $1.03. See "Note K to Notes to Consolidated Financial Statements." Fifty percent of such options vest on the second anniversary date of the grant, and the twenty five percent vest each of the next two years.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 8, 2000, certain information with respect to the beneficial ownership of Common Stock by each Director of Data Systems, each of the Named Officers, all current directors and current executive officers as a group and all other persons known by Data Systems to beneficially own more than 5% of the outstanding shares of Common Stock. Unless otherwise noted below, each person has sole voting and investment power over the shares beneficially owned


                                                        Number of         Percent of
              Name                                      Shares (a)         Class (b)
              ----                                     ----------         ----------
              Michael W. Grieves (c)                      711,306            12.6%
              Walter J. Aspatore                            9,306             0.1%
              Diane L. Grieves                             26,251             0.5%
              Garret L. Denniston                          51,000             0.9%
              John O. Lychos                                8,306             0.1%
              Greg Cocke (c) (d)                          361,250             6.5%
              Michael Jansen                                    -               -
              All executive officers and
                Directors as a group (6 persons) (c)    1,167,419            20.6%

(a) The column sets forth shares of common stock which are deemed to be "beneficially owned" by the persons named in the table. This column includes the following number of option shares of common stock that may be acquired upon the exercise of stock options that are presently exercisable or become exercisable within 60 days: Mr. Grieves 18,000; Mr. Aspatore 1,000; Ms. Grieves 26,251; Mr. Denniston 51,000; Mr. Lychos none; Mr. Cocke none; Mr. Jansen none.

(b) For purposes of calculating the percentage of Common Stock beneficially owned, the shares issuable to such person under stock options or warrants exercisable within 60 days are considered outstanding and are added to the shares of common stock actually outstanding.

(c) In connection with the proposed TekInsight merger, Mr. Grieves and Mr. Cocke entered into a Voting Agreement, dated as of February 18, 2000 with TekInsight, TekInsight's wholly-owned subsidiary Astratek, Inc. and Data Systems pursuant to which Mr. Grieves and Mr. Cocke each granted irrevocable proxies in favor of TekInsight, and each of Damon Testaverde and Brian D. Bookmeier, directors of TekInsight (collectively, the "Proxyholders"). The irrevocable proxies, dated February 18, 2000, grant each of the Proxyholders the right to vote the shares of Common Stock held by Mr. Grieves and Mr. Cocke at any meeting of Data Systems' stockholders called for purposes of adopting and approving the proposed TekInsight Merger. The Voting Agreement will terminate upon the earliest to occur of the conclusion of the meeting held to vote on the TekInsight Merger or the termination of the Agreement and Plan of Merger, dated as of February 18, 2000, among TekInsight, Astratek, and Data Systems. The address for each of the Proxyholders is 5 Hanover Square, 24th Floor, New York, New York 10004.

(d) Mr. Cocke is a former Vice-President of Data Systems. His address is 25498 Arcadia Dr., Novi, Michigan 48374.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As a portion of the consideration for certain 13% subordinated promissory notes of Data Systems acquired by Mr. Grieves, Data Systems' Chairman, President and Chief Executive Officer, pursuant to the Company's Plan of Reorganization in 1992, a $200,000 promissory note was issued (the "Grieves Note"). The Grieves Note was renegotiated effective January 1, 2000. Under the renegotiated Grieves Note, payments will be made at the end of each fiscal quarter with all outstanding principal and accrued interest paid by December 31, 2000. The renegotiated Grieves Note bears interest on the unpaid principal at an annual rate of 9.5%.


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


     Schedule II         Valuation and Qualifying Accounts

                      (3) A list of the exhibits required to be filed as part of this Form 10-K is included under the heading "Exhibit Index" in this Form 10-K and incorporated herein by reference. Included in such list as Item 10.3 (1994 Stock Option Plan) and Items 10.21 and 10.22 ("Employment Agreement between Data Systems and Michael Jansen dated November 2, 1998 and Employment Agreement between Data Systems and Garrett Denniston dated December 20, 1999, respectively) are Data Systems' management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K.

                      (b) Reports on Form 8-K.

     The following filings occurred in the fourth quarter of 1999:

                     Date                           Information Reported
                     ----                           --------------------
                October 1, 1999                         Items 5 and 7


        No financial statements were filed with this Report on Form 8-K.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  DATA SYSTEMS NETWORK CORPORATION

                                  By: /s/ Michael W. Grieves
                                      Michael W. Grieves
                                      Chairman, President and Chief
                                      Executive Officer

Dated - March    , 2000

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the
Registrant an in the capcities indicated as of March    , 2000.

By:/s/ Michael W. Grieves
Michael W. Grieves
Chairman of the Board, Director, President and Chief
Executive Officer (Principle Executive Officer)

By:/s/ Michael Jansen
Michael Jansen
Vice President, Treasurer and Chief Financial Officer
(Principle Financial Officer and Principle Accounting Officer)

By:/s/ Walter J. Aspatore
Walter J. Aspatore
Director

By:/s/ John O. Lychos Jr.
John O. Lychos
Director

                                   SCHEDULE II

                        DATA SYSTEMS NETWORK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                   Schedule II
                        Data Systems Network Corporation
                        Valuation and Qualifying Accounts


Years Ended December 31, 1999, 1998 and 1997


                                                                            Additions
                                                                     ------------------------
                                                    Balance at       Charged to    Charged to
                                                    beginning of     costs and     other                      Balance at end
                                                    period           expenses      accounts       Deduction   of period
                                                  --------------------------------------------------------------------------
Description

Year ended December 31, 1999
     Allowance for doubtful receivables              $   561,600     $ (135,074)   $ (44,198)    $ (92,328)    $   290,000
     Valuation Allowance for deferred tax asset      $ 4,077,000     $  508,000                                $ 4,585,000

Year ended December 31, 1998
     Allowance for doubtful receivables              $   800,000     $  204,981    $       -     $(443,381)    $   561,600
     Valuation Allowance for deferred tax asset      $ 3,797,000     $  280,000    $       -     $       -     $ 4,077,000

Year ended December 31, 1997
     Allowance for doubtful receivables              $    67,609     $1,227,223    $       -     $(494,832)    $   800,000
     Valuation Allowance for deferred tax asset      $         -     $1,594,000    $       -     $       -     $ 1,594,000

                                  EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION OF EXHIBITS

2.1 Agreement and Plan of Merger, dated January 31, 1999, by and among Data Systems and Alydaar Software Inc. Schedules to the Agreement, listed on pp 4-5 of the Table of Contents of the Agreement, were not filed, but will be provided to the Commission supplementally upon request. (7)

2.2 Confidential Termination and Release, effective as of September 15, 1999 by and between Information Architects Corporation, a/k/a Alydaar Software Corporation, Alydaar Acquisition Corporation, Data Systems Network Corporation and certain Data Systems directors and officers. (8)

2.3 Agreement Plan of Merger, dated February 18, 2000, among TekInsight.Com, Inc., Astratek, Inc. and Data Systems Network Corporation, including Form of DSNC Voting Agreement and Irrevocable Proxy as Exhibit A thereto. Schedules to the Agreement, listed on page iv, were not filed, but will be provided to the commission supplementally upon request.(9)

3.1     Articles of Incorporation, as amended (1)

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

10.3(a) Form of non-qualified stock option agreement under 1994 Stock Option
        Plan. (2)

10.3(c) 1994 Stock Option Plan, as amended and restated April 1997. (4)

10.3(d) Form of non-qualified stock option agreement under 1994 Stock Option
        Plan (April 1997 version). (4)

10.8 Subordinated Promissory Notes issued to Michael Grieves and Richard Burkhart, dated May 22, 1992. (1)

10.9    Promissory Note, dated January 1, 2000, from Michael Grieves. *

10.14 Shareholder Agreement, dated February 22, 1996, among Data Systems and Unified Network Services.(3)

10.15 Stock Purchase Agreement, dated February 22, 1996, among Data Systems and Unified Network Services.(3)

10.20 Loan and Security Agreement by and between Data Systems and Foothill Capital Corporation dated as of September 30, 1998. (6)

10.21 Employment Agreement between Data Systems and Michael Jansen dated November 2, 1998. *

10.22 Employment Agreement between Data Systems and Garrett Denniston dated December 20, 1999. *

10.23 Employment Agreement between Data Systems and Diane L. Grieves dated May 12, 1998. *

27      Financial Data Schedule *
     *  Filed herewith.

(1) Incorporated by reference from Data Systems' Registration Statement on Form S-1, No. 33-81350, as amended.

(2) Incorporated by reference from Data Systems' Annual Report on Form 10-K for the year ended December 31. 1995.

(3) Incorporated by reference from Data Systems' Quarterly Report on Form l0-Q for the period ended March 31, 1996.

(4) Incorporated by reference from Data Systems' Quarterly Report on Form l0-Q for the period ended June 30, 1997.

(5) Incorporated by reference from Data Systems' Annual Report on Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference from Data Systems' Quarterly Report on Form l0-Q for the period ended September 30, 1998.

(7) Incorporated by reference from Data Systems' Current Report on Form 8-K filed March 18, 1999.

(8) Incorporated by reference from Data Systems' Current Report on Form 8-K filed October 1, 1999.

(9) Incorporated by reference from Data Systems' Current Report on Form 8-K filed March 1, 2000.