Form 10-Q
period 2000-03-31
DATA SYSTEMS NETWORK CORP
filed 2000-05-15
CIK 926849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C, 20549


                                    FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the quarterly period ended MARCH 31, 2000

                         Commission File Number 1-13424

                        DATA SYSTEMS NETWORK CORPORATION

      Michigan                                                   38-2649874
(State or other jurisdiction of Incorporation               (IRS Identification
or organization)                                                   Number)

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

        Common Stock, $.01 Par Value - 5,542,448 shares as of May 9, 2000

                         PART I. FINANCIAL INFORMATION


ITEM I.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999   3

Consolidated Statements of Operations for the Three Months Ended
March 31, 2000 and 1999                                                  4

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2000 and 1999                                                  5

Notes to Consolidated Financial Statements for the Three Months
Ended March 31, 2000 and 1999                                            6

                        DATA SYSTEMS NETWORK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                    UNAUDITED
                                                                                    MARCH 31,           DECEMBER 31,
                                                                                      2000                  1999
                                                                                  -----------           ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 1,339,963           $  1,516,709
   Accounts receivable (net of allowance of $240,000 and $290,000
      at March 31, 2000 and December 31, 1999 respectively).                        8,908,977              9,132,585
   Inventories                                                                        532,035                907,207
   Notes receivable                                                                    50,000                 50,000
   Other current assets                                                             1,207,588              1,132,070
                                                                                  -----------           ------------
         Total current assets                                                      12,038,563             12,738,571


PROPERTY AND EQUIPMENT, net                                                         1,345,444              1,385,498

GOODWILL, (net of amortization of $600,313 and $557,938 at                          2,789,695              2,832,070
  March 31, 2000 and December 31, 1999 respectively.)

OTHER ASSETS                                                                          303,985                351,956
                                                                                  -----------           ------------

TOTAL ASSETS                                                                      $16,477,687           $ 17,308,095
                                                                                  ===========           ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                              4,147,957           $  5,217,794
   Accounts payable                                                                 7,403,715              6,356,961
   Accrued liabilities                                                              1,484,205              1,742,977
   Deferred maintenance revenues                                                    1,710,263              1,598,024
                                                                                  -----------           ------------
         Total current liabilities                                                 14,746,140             14,915,756


COMMITMENTS and CONTINGENCIES                                                               -                      -


STOCKHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares, none outstanding
    Common stock ($.01 par value; authorized 10,000,000
      shares; issued and outstanding  5,509,224
      at March 31, 2000 and December 31,1999)                                          55,092                 55,092
   Additional paid-in capital                                                      18,575,219             18,575,219
   Accumulated deficit                                                            (16,898,764)           (16,237,972)
                                                                                  -----------           ------------
         Total stockholders' equity                                                 1,731,547              2,392,339
                                                                                  -----------           ------------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                       $16,477,687           $ 17,308,095
                                                                                  ===========           ============



    The accompanying notes are an integral part of these financial statements

                        DATA SYSTEMS NETWORK CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                   UNAUDITED        UNAUDITED
                                                                                     2000              1999
                                                                                 -----------       -----------
REVENUES:
        Product revenue                                                          $ 8,532,450       $ 9,078,105
        Service revenue                                                            4,722,402         5,270,411
                                                                                 -----------       -----------
             Total revenues                                                       13,254,852        14,348,516

COST OF REVENUES:
        Cost of products                                                           7,139,768         6,770,807
        Cost of services                                                           4,107,468         4,331,416
                                                                                 -----------       -----------
             Total cost of revenues                                               11,247,236        11,102,223

GROSS PROFIT                                                                       2,007,616         3,246,293

OPERATING EXPENSES:
        Selling expenses                                                           1,582,609         1,769,477
        General and administrative expenses                                          965,340         1,186,295
                                                                                 -----------       -----------
             Total operating expenses                                              2,547,949         2,955,772

(LOSS)/INCOME FROM OPERATIONS                                                       (540,333)          290,521

OTHER (EXPENSE) INCOME:
        Interest expense                                                            (151,573)         (122,233)
        Interest income                                                               24,660            43,843
        Other income                                                                   6,454            18,174
                                                                                 -----------       -----------
                                                                                    (120,459)          (60,216)


NET (LOSS)/INCOME                                                                $  (660,792)      $   230,305
                                                                                 ===========       ===========

(Loss)/Income per common share - basic and diluted
Net (loss)/earnings per common share                                             $     (0.12)      $      0.05
                                                                                 ===========       ===========

Weighted average shares outstanding                                                5,509,224         4,859,224
                                                                                 ===========       ===========


    The accompanying notes are an integral part of these financial statements

                        DATA SYSTEMS NETWORK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                   UNAUDITED         UNAUDITED
                                                                                     2000              1999
                                                                                  -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/earnings                                                               (660,792)          230,305
   Adjustments to reconcile net (loss)/earnings
      to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                   206,028           289,125
      Changes in assets and liabilities that provided (used) cash,
         Accounts receivable                                                          223,608         1,129,276
         Notes receivable                                                                   -            60,000
         Inventories                                                                  375,172           796,403
         Other current assets                                                         (75,518)          115,389
         Other assets                                                                  47,971           (42,293)
         Accounts payable                                                           1,046,754        (2,022,373)
         Accrued liabilities                                                         (258,772)         (326,817)
         Deferred maintenance revenues                                                112,239        (1,166,810)
                                                                                  -----------        ----------
            Net cash provided by (used in) operating activities                     1,016,690          (937,795)
                                                                                  -----------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisition of property and equipment, net                                        (123,599)           (4,290)
                                                                                  -----------        ----------
            Net cash used in investing activities                                    (123,599)           (4,290)
                                                                                  -----------        ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net current (repayments) borrowings  under bank line of credit                  (1,069,837)           69,610
                                                                                  -----------        ----------
            Net cash (used in) provided by financing activities                    (1,069,837)           69,610
                                                                                  -----------        ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (176,746)         (872,475)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,516,709         2,695,863
                                                                                  -----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          1,339,963         1,823,388
                                                                                  ===========        ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   Cash paid during the period for:
               Interest                                                           $   151,573        $  122,233
                                                                                  ===========        ==========



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

The information provided in this report reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for the fair presentation of the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. These consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

RESTRICTED CASH

At March 31, 2000, cash of $1,319,000 was restricted in connection with maintenance agreements. It will become unrestricted as revenue is recognized according to the terms of the agreements.

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

EARNINGS OR LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation and presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. SFAS 128 defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS while giving effect to all dilutive potential common shares that were outstanding. For year ended March 31, 2000, there were no potentially dilutive common shares.

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

NOTE C - LINES OF CREDIT

On September 30, 1998 Data Systems and Foothill Capital Corporation ("Foothill") entered into a credit facility ("Foothill Agreement"). The Foothill Agreement provides for a revolving line of credit not to exceed $15 million. The available line of credit at March 31, 2000 was $336,396. Data Systems may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank prime (10.0% at March 31, 2000) and have a term extending to September 30, 2001.

Data Systems is required to maintain certain financial ratios. At March 31, 2000, due primarily to the Company's loss from operations, the Company was not in compliance with the EBITDA and net worth covenants. The Company has received waivers of such noncompliance from Foothill. The Foothill Agreement include restrictions with respect to dividend distributions by Data Systems.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues decreased 7.6% to $13.3 million for the three months ended March 31, 2000 from $14.3 million for the same period in 1999. The decrease was attributable to non-recurring product sales, completion of a systems application project and the August 1999 termination of the Company's unprofitable imaging services group.

Product sales decreased $.5 million or 6.0% for the three months ended March 31, 2000 from the same period in 1999. The decrease was directly related to non-recurring product sales and the termination of the Company's unprofitable imaging services group. Service revenues decreased 10.4% to $4.7 million for the three months ended March 31, 2000. The decrease was due to the completion of a systems application project.

Service revenues accounted for 35.6% of total revenues in the three months ended March 31, 2000 compared to 36.7% of total revenues in the corresponding period of 1999. The decrease is related to the reduction in service sales.

COST OF REVENUES. The cost of revenues increased to 84.9% of total revenues for the three months ended March 31, 2000, from 77.4% during the corresponding period of 1999. The cost of product sales increased to 83.7% of product sale revenue for the three months ended March 31, 2000 compared to 74.6% for the same period in 1999. The Company attributes the increase to the Company's ability in 1999 to pass through equipment sales with certain key vendors. The Company did not have this ability in the three months ended March 31, 2000. In 1999, this allowed the Company to recognize commission revenue on those product sales without the associated cost of the product. The cost of service revenue increased to 87.0% of service revenues for the three months ended March 31, 2000, from 82.2% for the same period in 1999. The Company attributes the increase to expenses that were carried in anticipation of new system application projects in Florida and expenses incurred in Michigan due to the Company's focus on developing strategic service offerings.

OPERATING EXPENSES. Selling, general and administrative expense decreased to 19.2% of total revenue for the three months ended March 31, 2000 compared to 20.6% of total revenue for the same period in 1999. The decrease was related to the Company's continued effort to control overhead costs. Sales expense declined by $0.2 million or 10.6% when compared to the first quarter 1999 due primarily to a reduction in the commission plan. General and administrative expenses declined by $0.2 million or 18.6% when compared to the first quarter 1999 due primarily to reduction in headcount as a result of attrition.

OTHER (EXPENSE) INCOME. Interest expense for the three months ending March 31,2000 increased 24.0% when compared to the same period in 1999. The increase reflects an increase in the interest rate on the Company's borrowings as a result of the increase in the prime rate.

FINANCIAL CONDITION

     As of March 31, 2000, cash totaled $1.3 million, a decrease of $0.2 million from December 31, 1999. Cash provided by operating activities during the first quarter 2000 was $1.0 million, primarily due to an increase in accounts payable of $1.0 million, partially offset by a loss of $.6 million during the period. Net cash used in financing activities was attributable to a net repayment of the Company's bank line of credit of $1.1 million. The Company, in accordance with its bank financing agreement, applies all available cash to its outstanding line of credit balance. Daily working capital requirements are managed through daily borrowings.

     The Company finances its working capital needs primarily through a line of credit agreement with Foothill. The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate and have a term extending to September 30, 2001. As of March 31, 2000, the line of credit under the Foothill Agreement bore interest at 10%. As of March 31, 2000, the line of credit collateral formula permitted borrowings of up to $4.6 million, of which $4.2 million was outstanding.

     The agreement in effect at March 31, 2000 contains certain financial covenants related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), net worth and capital expenditures. There are other covenants that require the Company's receivables to be genuine and free of all other encumbrances and require the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. At March 31, 2000, due primarily to the Company's loss from operations, the Company was not in compliance with the EBITDA and net worth covenants. The Company has received waivers of such non compliance from Foothill and the Company's access and use of the line of credit was not affected. In the event that the Company would be unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current credit agreement were demanded by Foothill, the Company's financial condition would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

     The Company's working capital deficiency as of March 31, 2000 was $2.7 million. The Company believes that the combination of present cash balances, future operating cash flows, and working capital provided by the Foothill Agreement or alternate working capital financing secured by the Company will be adequate to fund the Company's internal growth and current short and long term cash flow requirements.

     Upon completion of its planned merger into TekInsight Services, as described below, the Company believes that additional financing resources will be available and certain synergies relating to business opportunities will arise. However, the Agreement and Plan of Merger requires the Company to conduct business in the usual and ordinary course but under certain restrictions and limitations until closing. These restrictions and limitations, in the aggregate, could have a material effect on the Company's ability to quickly respond to changes in its business.

     On February 18, 2000, Data Systems and TekInsight.Com, Inc. ("TekInsight") entered into an Agreement and Plan of Merger pursuant to which Data Systems would be merged (the "Merger") into Astratek, Inc., a wholly owned and operating subsidiary of TekInsight. On April 4, 2000 the parties amended the merger agreement to provide that Data Systems will merge into TekInsight Services, another wholly owned subsidiary of TekInsight. Completion of the Merger is subject to a number of conditions, including receipt of TekInsight and Data Systems shareholder approval, acceptance by Nasdaq for the listing of the convertible preferred stock to be issued Data Systems shareholders in the merger and other customary closing conditions. There can be no assurance that the Nasdaq listing will be obtained for the newly issued convertible preferred stock, or that any of the closing conditions will be satisfied. Although no assurances can be given, the parties intend to close the merger no later than June 30, 2000.


FORWARD-LOOKING STATEMENTS

          The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These risks may include the continuation of current favorable economic conditions, the ability of Data Systems' customers to fulfill contractual commitments, the ability of Data Systems to recruit and retain qualified personnel, the ability of Data Systems to develop and sustain new customers, the willingness of Data Systems' bank lender to continue to lend under its current credit facility or Data Systems' ability to secure alternative working capital financing, the relative uncertainties in the market direction of emerging technologies, the potential loss of key personnel, Data Systems' ability to retain its commercial and governmental contracts, the potential lack of market acceptance of Data Systems' products and services, and certain risks associated with the closing of the merger between Data Systems and TekInsight.



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

     The Company's debt contains an element of market risk due to possible changes in interest rates. The Company regularly assesses these risks and has established collection policies and business practices to minimize the adverse effects of these and other potential exposures. The Company does not currently anticipate any material losses in these areas, due primarily to the lack of significant fluctuation in the prime-lending rate on which the Company's interest expenses are determined. The financial instruments included in the debt of the Company consist of all of the Company's cash and cash equivalents, bank financing, bank credit facilities and lines of credit, vendor credit lines, leases, and, if applicable, marketable securities, and any short and long-term investments.

     The Company assesses the risk of loss due to the impact of changes in interest rates on market sensitive instruments. Interest rates affecting the Company's debt are market based and will fluctuate as a result. The Company prepares forecasts and cost of funds analysis on significant purchases to anticipate the effect of market interest rate changes.

     The Company's earnings are affected by changes in short-term interest rates as a result of its use of bank (line of credit) financing for working capital. If market interest rates based on the prime lending rate average 2% more in 2000 than they did during 1999, the Company's interest expense, after considering the effects of interest income, would increase, and the loss before taxes for the three months ending March 31, 2000 would increase by approximately $25,000 assuming comparable average borrowings. These amounts are determined by considering the impact of the hypothetical change in the interest rates on the Company's borrowing cost and short-term investment balances, if any. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.



                           PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

     On or about October 29, 1998, the Securities and Exchange Commission ("SEC") informed the Company that it is conducting a formal private investigation of the accounting irregularities experienced by the Company in the fiscal years 1996 and 1997. This inquiry is ongoing, and the Company is cooperating with the investigation.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     A list of the exhibits required to be filed, as part of this Form 10-Q is included under the heading "Exhibit Index" in this Form 10-Q and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K
The following filings occurred in the first quarter of 2000:
-----------------------------------------------------------

         Date                      Information  Reported
         ----                      ---------------------

         January 28, 2000          Items 5 and 7

         March 1, 2000             Items 5  and 7

No financial statements were filed with these Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATA SYSTEMS NETWORK CORPORATION

By:/s/ Michael W. Grieves                                     Date: May 12, 2000
       ------------------
Michael W. Grieves
Chairman of the Board, President and Chief
Executive Officer (Duly Authorized Officer)

By:/s/ Michael Jansen                                         Date: May 12, 2000
       --------------
Michael Jansen
Vice President, Treasurer and Chief Financial Officer
(Principle Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION OF EXHIBITS
-----------                  -----------------------

2.1 Agreement and Plan of Merger, dated February 18, 2000, by and among Tekinsight.com, Inc., Astratek, Inc. and Data Systems Network Corporation, including Form of DSNC Voting Agreement and irrevocable Proxy as Exhibit A thereto, incorporated herein by reference from Data Systems' current report on Form 8-K filed March 1, 2000. Schedules to the Agreement, listed on page iv, were not filed but will be provided to the commission supplementally upon request.

2.2 First Amendment to the Agreement and Plan of Merger, dated as of April 4, 2000, by and among TekInsight.Com, Inc., Astratek, Inc., Tadeo E-Commerce Corp. and Data Systems Network Corporation.

27.1           Financial Data Schedule