Form 10-Q
period 2000-06-30
DATA SYSTEMS NETWORK CORP
filed 2000-08-14
CIK 926849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the quarterly period ended JUNE 30, 2000

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

      Common Stock, $.01 Par Value - 5,575,906 shares as of August 1, 2000

                          PART I. FINANCIAL INFORMATION



ITEM I. FINANCIAL STATEMENTS




                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2000 and December 31,1999                             3

Consolidated Statements of Operations for the Three Months and Six Months Ended
June 30, 2000 and 1999                                                                           4

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2000 and 1999                                                                           5

Notes to Consolidated Financial Statements for the Six Months
Ended June 30, 2000 and 1999                                                                     6

                   DATA SYSTEMS NETWORK CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                                                            UNAUDITED
                                                                            JUNE 30,                DECEMBER 31,
                                                                              2000                      1999
                                                                        -----------------         -----------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $      1,370,335          $      1,516,709
   Accounts receivable (net of allowance of $170,000 and $290,000
      at June 30, 2000 and December 31, 1999 respectively).                    7,133,298                 9,132,585
   Inventories                                                                   551,943                   907,207
   Notes receivable                                                               50,000                    50,000
   Other current assets                                                        1,099,473                 1,132,070
                                                                        -----------------         -----------------
         Total current assets                                                 10,205,049                12,738,571


PROPERTY AND EQUIPMENT, net                                                    1,199,846                 1,385,498

GOODWILL, (net of amortization of $642,688 and $557,938 at                     2,747,320                 2,832,070
  June 30, 2000 and December 31, 1999 respectively.)

OTHER ASSETS                                                                     258,929                   351,956
                                                                        -----------------         -----------------

TOTAL ASSETS                                                            $     14,411,144          $     17,308,095
                                                                        =================         =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank line of credit                                                         3,666,845          $      5,217,794
   Accounts payable                                                            6,549,069                 6,356,961
   Accrued liabilities                                                         1,883,351                 1,742,977
   Deferred maintenance revenues                                               1,367,976                 1,598,024
                                                                        -----------------         -----------------
         Total current liabilities                                            13,467,241                14,915,756


COMMITMENTS and CONTINGENCIES                                                          -                         -


STOCKHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares, none outstanding
   Common stock ($.01 par value; authorized 10,000,000
      shares; issued and outstanding  5,558,878 and 5,509,224
      at  June 30, 2000 and December 31,1999 respectively.)                       55,589                    55,092
   Additional paid-in capital                                                 18,620,722                18,575,219
   Accumulated deficit                                                       (17,732,408)              (16,237,972)
                                                                        -----------------         -----------------
         Total stockholders' equity                                              943,903                 2,392,339
                                                                        -----------------         -----------------
TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                             $     14,411,144          $     17,308,095
                                                                        =================         =================


   The accompanying notes are an integral part of these financial statements

               DATA SYSTEMS NETWORK CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,


                                                            UNAUDITED           UNAUDITED           UNAUDITED           UNAUDITED
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
REVENUES:
        Product revenue                                    $  7,265,881        $  8,141,758        $ 15,798,331        $ 17,219,863
        Service revenue                                       5,680,248           5,073,368          10,402,650          10,343,779
                                                           ------------        ------------        ------------        ------------
             Total revenues                                  12,946,129          13,215,126          26,200,981          27,563,642

COST OF REVENUES:
        Cost of products                                      6,012,419           6,782,037          13,152,187          13,552,844
        Cost of services                                      4,494,988           3,657,699           8,602,456           7,989,115
                                                           ------------        ------------        ------------        ------------
             Total cost of revenues                          10,507,407          10,439,736          21,754,643          21,541,959

GROSS PROFIT                                                  2,438,722           2,775,390           4,446,338           6,021,683

OPERATING EXPENSES:
        Selling expenses                                      1,649,674           1,416,456           3,232,283           3,185,933
        General and administrative expenses                   1,483,921           1,466,482           2,449,261           2,652,777
                                                           ------------        ------------        ------------        ------------
             Total operating expenses                         3,133,595           2,882,938           5,681,544           5,838,710

EARNINGS/(LOSS) FROM OPERATIONS                                (694,873)           (107,548)         (1,235,206)            182,973

OTHER INCOME (EXPENSE):
        Shareholder Settlement                                     --             1,137,500                --             1,137,500
        Loss on Sale of Equipment                               (19,992)           (385,419)            (19,992)           (385,419)
        Interest expense                                       (144,480)           (127,078)           (296,053)           (249,311)
        Interest income                                          25,451              16,532              50,111              60,375
        Other income/(expense)                                      250                  79               6,704              18,253
                                                           ------------        ------------        ------------        ------------
                                                               (138,771)            641,614            (259,230)            581,398


NET EARNINGS /(LOSS)                                       $   (833,644)       $    534,066        $ (1,494,436)       $    764,371
                                                           ============        ============        ============        ============



Earnings/(Loss) per common share - basic
  Net earnings / (loss) per common share                   $      (0.15)       $       0.11        $      (0.27)       $       0.16
                                                           ============        ============        ============        ============

Weighted average shares outstanding - basic                   5,526,139           4,930,653           5,537,945           4,895,156
                                                           ============        ============        ============        ============




    The accompanying notes are an integral part of these financial statements

                    DATA SYSTEMS NETWORK CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                                      2000                 1999

                                                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Earnings (loss)                                                                           $(1,494,436)         $   764,371
     Adjustments to reconcile net earnings (loss)
              to net cash provided by/(used in) operating activities:
              Depreciation and amortization                                                            420,700              576,251
              Loss on disposition of assets                                                             19,992              385,419
              Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                                                    1,999,287              895,233
              Notes receivable                                                                            --                   --
              Inventories                                                                              355,264              860,890
              Other current assets                                                                      32,597             (187,218)
              Other assets                                                                              93,027              218,913
              Accounts payable                                                                         192,108           (2,346,615)
              Accrued liabilities                                                                      140,374              269,114
              Shareholder settlement                                                                      --             (1,768,000)
              Deferred maintenance revenues                                                           (230,048)          (1,669,078)
                                                                                                   -----------          -----------
              Net cash provided by (used in) operations                                              1,528,865           (2,000,720)
                                                                                                   -----------          -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment, net                                                         (170,290)              (4,290)
   Issuance of common stock and exercise of stock options, net                                          46,000              630,500
                                                                                                   -----------          -----------

              Net cash provided by (used in) investing activities                                     (124,290)             626,210
                                                                                                   -----------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Net current (repayments) borrowings under bank line of credit                                    (1,550,949)             547,880
                                                                                                   -----------          -----------
              Net cash (used in) provided by financing activities                                   (1,550,949)             547,880
                                                                                                   -----------          -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (146,374)            (826,630)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     1,516,709            2,695,863
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 1,370,335          $ 1,869,233
                                                                                                   ===========          ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

   Cash paid during the period for:
              Interest                                                                             $   296,000          $   249,000
                                                                                                   ===========          ===========

              Income taxes                                                                                --                 32,500
                                                                                                   ===========          ===========

    The accompanying notes are an integral part of these financial statements

                        DATA SYSTEMS NETWORK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR QUARTER ENDED JUNE 30, 2000
                                    UNAUDITED

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

The information provided in this report reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for the fair presentation of the Company's financial position as of June 30, 2000, and the results of its operations the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and for 1999. These consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

RESTRICTED CASH

At June 30, 2000, cash of $1,266,610 was restricted in connection with maintenance agreements. It will become unrestricted as revenue is recognized according to the terms of the agreements.

INVENTORIES

Inventories are stated at the lower of cost or market as determined by the weighted average method. Inventories consist of goods for resale.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method based upon estimated useful lives ranging from 5 to 7 years.

GOODWILL AND LONG-LIVED ASSETS

The cost in excess of net assets acquired (goodwill) is amortized using the straight-line method over twenty years, which is the estimate of future periods to be benefited. Data Systems performs a review for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted estimated future cash flows of an asset are compared with its carrying value, and if the cash flows are less than the carrying value, an impairment loss is recognized.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of Data Systems' financial instruments which consist primarily of cash and cash equivalents, bank lines of credit, accounts receivables, accounts payable and short-term debt, approximate their fair values.

NOTE C - LINES OF CREDIT

On September 30, 1998 Data Systems and Foothill Capital Corporation ("Foothill") entered into a credit facility ("Foothill Agreement"). The Foothill Agreement provides for a revolving line of credit not to exceed $15 million. The available line of credit at June 30, 2000 was $288,695. Data Systems may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank prime (10.5% at June 30, 2000) and have a term extending to September 30, 2001.

Data Systems is required to maintain certain financial ratios. At June 30, 2000, due primarily to the Company's loss from operations, the Company was not in compliance with the EBITDA and net worth covenants. The Company has received waivers of such noncompliance from Foothill. The Foothill Agreement includes restrictions with respect to dividend distributions by Data Systems.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues decreased 2% to $12.9 million for the three months ended June 30, 2000 from $13.2 million for the same period in 1999. For the six months ended June 30, 2000 total revenues decreased 5% to $26.2 million from $
27.6 million for the same period in 1999. The decrease was attributable to non-recurring product sales and the completion of a systems application project.

Product sales decreased $.9 million or 10.8% for the three months ended June 30, 2000 from the same period in 1999. Product revenue for the six months ended June 30, 2000 decreased 8.3% to $ 15.8 million from $ 17.2 million for the same period in 1999. The decrease is a reflection of the Company's efforts in focusing on service sales. Service revenues increased 12.0% to $5.7 million for the three months ended June 30, 2000 compared to the same period in 1999. For the six months ended June 30, 2000, service revenues remained flat at $10.4 million compared to the same period in 1999.

Service revenues accounted for 43.9% and 38.4% of total revenues in the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, service revenue accounted for 39.7% and 37.5% of total revenues respectively.

COST OF REVENUES. The cost of revenues increased to 81.1% of total revenues for the three months ended June 30, 2000, from 79.0% during the corresponding period of 1999. For the six months ended June 30, 2000, the cost of revenues increased to 83.0% from 78.2% during the corresponding period of 1999. The cost of product sales decreased to 82.7% of product sale revenue for the three months ended June 30, 2000 compared to 83.3% for the same period in 1999. The Company attributes the decrease to its ability in 2000 to negotiate better pricing with certain key vendors. The cost of product sales increased to 83.2% of product sale revenue for the six months ended June 30, 2000 compared to 78.7% for the same period in 1999. The Company attributes this increase to the Company's ability in 1999 to pass through equipment sales with certain key vendors. This allowed the Company to recognize commission revenue on those product sales without the associated cost of the product. The cost of service revenue increased to 79.1% of service revenues for the three months ended June 30, 2000, from 72.1% for the same period in 1999. For the six months ended June 30, 2000, the cost of service revenue increased to 82.7% from 77.2% for the same period in 1999. The Company attributes the increase for both the three and six-month periods to expenses that were carried in anticipation of new system application projects in Florida and expenses incurred in Michigan due to the Company's focus on developing strategic service offerings.

OPERATING EXPENSES. Selling, general and administrative expense increased to 24.2% of total revenue for the three months ended June 30, 2000 compared to 21.8% of total revenue for the same period in 1999. The increase was related to the Company's increase in legal costs resulting from an unfavorable judgment relating to an employee breach of contract claim in North Carolina. Selling, general and administrative expense increased to 21.7% of total revenue for the six months ended June 30, 2000 compared to 21.2% of total revenue for the same period in 1999. The increase is due primarily to the increase in legal costs as referenced above.

OTHER (EXPENSE) INCOME. Other income decreased by $.8 million for the three months ended June 30, 2000 compared to the same period in 1999. This change was attributable to the final settlement of the Company's shareholder lawsuit, the second quarter of 1999. The Company had established and accrual in 1998 of approximately $ 1.8 million for the estimated fair market value of the shares of Data System's common stock that were to be contributed into the gross settlement fund for the suit. At the time of settlement (June 22, 1999), the Company recognized as income approximately $1.1 million of the accrual because the actual fair market value of the common stock issued was $ 630,500. This was partially offset by a loss on sale of non-revenue producing assets. The disposal of the assets was related to the closure of two sales offices.

Interest expense increased 13.7% and 18.8% respectively for the three and six months ended June 30, 2000. The increase reflects an increase in the interest rate on the Company's borrowings as a result of the increase in the prime rate.

FINANCIAL CONDITION

     As of June 30, 2000, cash totaled $1.4 million, a decrease of $0.2 million from December 31, 1999. Cash provided by operating activities during the first six months of 2000 was $1.5 million, primarily due to an increase in accounts receivable of $2.0 million, increase in inventories of $.4 million and depreciation of $.4 million. These increases were offset by a loss of $1.5 million during the period. Net cash used in financing activities was attributable to a net repayment of the Company's bank line of credit of $1.6 million. The Company, in accordance with its bank financing agreement, applies all available cash to its outstanding line of credit balance. Daily working capital requirements are managed through daily borrowings.

     The Company finances its working capital needs primarily through a line of credit agreement with Foothill. The Foothill Agreement provides for an initial revolving line of credit not to exceed $15 million. The Company may, at its option and subject to certain collateral requirements, increase the line to $20 million during the term of the Foothill Agreement. Borrowing limits under the Foothill Agreement are determined based on a collateral formula, which includes 85% of qualified trade receivables. Borrowings under the Foothill Agreement bear interest at 1% over Norwest Bank's prime rate and have a term extending to September 30, 2001. As of June 30, 2000, the line of credit under the Foothill Agreement bore interest at 10.5%. As of June 30, 2000, the line of credit collateral formula permitted borrowings of up to $4.1 million, of which $3.7 million was outstanding.

     The agreement in effect at June 30, 2000 contains certain financial covenants related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), net worth and capital expenditures. There are other covenants that require the Company's receivables to be genuine and free of all other encumbrances and require the Company's inventory to be kept only at certain locations and to be free of all other encumbrances. At June 30, 2000, due primarily to the Company's loss from operations, the Company was not in compliance with the EBITDA and net worth covenants. The Company has received waivers of such non-compliance from Foothill and the Company's access and use of the line of credit was not affected. In the event that the Company would be unable to borrow amounts necessary to fund its operations, or if repayment of its obligations under the current credit agreement were demanded by Foothill, the Company's financial condition would be materially and adversely affected. In such event, there can be no assurance that the Company would be able to obtain alternative working capital financing to continue its operations.

     The Company's working capital deficiency as of June 30, 2000 was $3.3 million. The Company believes that the combination of present cash balances, future operating cash flows, and working capital provided by the Foothill Agreement or alternate working capital financing secured by the Company will be adequate to fund the Company's internal growth and current short and long term cash flow requirements.

     On February 18, 2000, Data Systems and TekInsight.Com, Inc. ("TekInsight") entered into an Agreement and Plan of Merger pursuant to which Data Systems would be merged (the "Merger") into Astratek, Inc., a wholly owned and operating subsidiary of TekInsight. On April 4, 2000 the parties signed the First Amendment to the Agreement and Plan of Merger which provided that Data Systems will merge into TekInsight Services, another wholly owned subsidiary of TekInsight. On June 28,2000 the parties signed the Second Amendment to the Agreement and Plan of Merger. The Second Amendment extended the right to terminate date to September 30, 2000 from June 30, 2000 and extended the automatic termination date from September 30, 2000 to October 31,2000. In addition, conversion ratio for computing the number of Series A Preferred Shares to be exchanged for Data Systems Common Stock was modified. An additional divisor was added into the calculation which would reduce the number of Series A Preferred Stock to be issued. The additional step was needed to meet the Nasdaq listing requirement for the Series A Preferred Stock. On August 11, 2000, the Company completed this merger.

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

     The Company assesses the risk of loss due to the impact of changes in interest rates on market sensitive instruments. Interest rates affecting the Company's debt are market based and will fluctuate as a result. The Company prepares forecasts and cost of funds analyses on significant purchases to anticipate the effect of market interest rate changes.

     The Company's earnings are affected by changes in short-term interest rates as a result of its use of bank (line of credit) financing for working capital. If market interest rates based on the prime lending rate average 2% more in 2000 than they did during 1999, the Company's interest expense, after considering the effects of interest income, would increase, and the loss before taxes for the three months ending June 30, 2000 would increase by approximately $20,000 assuming comparable average borrowings. These amounts are determined by considering the impact of the hypothetical change in the interest rates on the Company's borrowing cost and short-term investment balances, if any. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.



                           PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

On June 16, 1998, Data Systems filed suit in Oakland County Circuit Court (Case No. 98-006905-CZ), Michigan, against Softech, Inc. alleging that Softech wrongfully retained monies due Data Systems in accordance with an asset purchase agreement dated September 12, 1996. In addition, Data Systems stated that Softech owed Data Systems rent under a sublease agreement, and had not paid invoices for work completed by Data Systems. It also stated that software acquired by Data Systems in the acquisition of the Network Systems Group did not perform properly. The complaint alleged fraud, breach of contract, conversion and unjust enrichment.

On November 3, 1998, Softech, Inc. filed a demand for arbitration against Data Systems. Data Systems' claim was dismissed in February 1999 without prejudice due to the arbitration provision in the asset purchase agreement. Softech alleged that Data Systems had breached the September 12, 1996 asset purchase agreement by failure to register shares of stock on a timely basis, failure to pay monies owed for inventory purchases and receivables, equipment and commissions paid by Softech on behalf of Data Systems, funds owed to employees, advances to former employees of Softech who became employees of Data Systems and rents. Data Systems filed a counterclaim with respect to the allegations in connection with the arbitration. The arbitration hearing has been rescheduled for November 2000 and Data Systems intends to pursue its counterclaim and vigorously defend itself against Softech's claims.

On August 27, 1998, J. Alan Moore filed suit in Mecklenburg County Superior Court Division (Case No. 98-CvS-12286), North Carolina, against Data Systems Network Corporation. The complaint alleges the Company did not act in good faith and failed to pay commissions and expenses of which the plantiff claims entitlement. On July 28, 2000 a judgement was entered in favor of the plantiff. Data Systems intends to adamantly appeal the judgement.

On or about October 29, 1998, the Securities and Exchange Commission ("SEC") informed the Company that it is conducting a formal private investigation of the accounting irregularities experienced by the Company in the fiscal years 1996 and 1997. This inquiry is ongoing, and the Company is cooperating with the investigation. In July 2000, the SEC staff advised the Company that it is considering a recommendation that the SEC bring a civil injunctive action against the Company and certain officers on the basis of violations of the federal securities laws with respect to the Company's accounting records and reports and events which occurred in 1996 and 1997. However, the staff has provided the Company with the opportunity to submit its position on the matter before the staff recommendation is finalized. The Company strongly disagrees with the views of the staff and intends to furnish a full statement of its position to the SEC.

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

DATA SYSTEMS NETWORK CORPORATION

By:/s/ Michael W. Grieves                                  Date: August 14, 2000
       ------------------
Michael W. Grieves
Chairman of the Board, President and Chief
Executive Officer (Duly Authorized Officer)

By:/s/ Michael Jansen                                      Date: August 14, 2000
       --------------
Michael Jansen
Vice President, Treasurer and Chief Financial Officer
(Principle Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION OF EXHIBITS


2.1 First Amendment to the Agreement and Plan of Merger, dated as of April 4, 2000, by and among TekInsight.Com, Inc., Astratek, Inc., Tadeo E-Commerce Corp. and Data Systems Network Corporation, incorporated herein by reference to Data System's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, SEC File No. 1-13424.

2.2 Second Amendment to Agreement and Plan of Merger, dated as of June 28, 2000, Between TekInsight.Com, Inc., TekInsight Services, Inc. and Data Systems Network Corporation, incorporated herein by reference from Amendment No. 1 to Form S-4 filed by TekInsight.Com, Inc. on July 13, 2000, SEC File No. 333-36044.

27.1           Financial Data Schedule